Form 10-K
period 1994-01-29
MERRY GO ROUND ENTERPRISES INC
filed 1994-04-29
CIK 719721

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                                   FORM 10-K

          X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---     SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended January 29, 1994.

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number  1-10491
                        -------

                        MERRY-GO-ROUND ENTERPRISES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                              52-0913402
- - -------------------------------                          --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


   3300 Fashion Way, Joppa, Maryland                                21085
- - ----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   (410)  538-1000
                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
- - -------------------                   -----------------------------------------
Common Stock, par value                       New York Stock Exchange, Inc.
- - -----------------------                       -----------------------------
  $ .0l per share
- - -------------------

Securities registered pursuant to Section 12(g) of the Act:  NONE
                                                             ----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such Filing requirements for the past 90 days.   Yes   X   No
                                                     -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant: $121,347,754 based on the closing price of the stock on the New York Stock Exchange on April 20, 1994.

The number of outstanding shares of the registrant's common stock as of April 20,1994: 53,932,335

Documents Incorporated By Reference:
         1. Portions of the registrant's 1994 Annual Report to Stockholders (Annual Report) are incorporated in Parts II and IV.
         2. Portions of the registrant's proxy statement which will be filed with the Commission within 120 days of the end of the fiscal year ended January 29, 1994 are incorporated in Part III.

               SECURITIES AND EXCHANGE COMMISSION

                           FORM 10-K

                MERRY-GO-ROUND ENTERPRISES, INC.

                 INDEX TO INFORMATION IN REPORT


                                                                      Page
                                                                     Number
                                                                     ------

PART I
    Item 1.   Business                                                1
    Item 2.   Properties                                             17
    Item 3.   Legal Proceedings                                      18
    Item 4.   Submission of Matters to a Vote of Security Holders    20

PART II

    Item 5.   Market for the Registrant's Common Equity and Related  21
              Stockholder Matters
    Item 6.   Selected Financial Data                                21
    Item 7.   Management's Discussion and Analysis of Financial      22
               Condition and Results of Operations
    Item 8.   Financial Statements and Supplementary Data            22
    Item 9.   Changes in and Disagreements with Accountants          22
              on Accounting and Financial Disclosure

PART III

    Item 10.  Directors and Executive Officers of the Registrant     22
    Item 11.  Executive Compensation                                 23
    Item 12.  Security Ownership of Certain Beneficial Owners        23
              and Management
    Item 13.  Certain Relationships and Related Transactions         23

PART IV

    Item 14.  Exhibits, Financial Statement Schedules and            24
              Reports on Form 8-K

SIGNATURES                                                           30

                             Part I
                             ------

Item 1.  Business
- - -----------------

                          INTRODUCTION
                          ------------

         Merry-Go-Round Enterprises, Inc. (the "Company") was incorporated in Maryland in 1971. The Company is a national specialty retailer of contemporary fashions for young men and women. The majority of stores operate under the trade names Merry-Go-Round, N.E.T Works, DJ's Fashion Center for Men,
Dejaiz, Attivo, Chess King, Cignal, Boogies Diner and Club International. At January 29, 1994, the Company operated 1,434 stores in 44 states and Washington, D.C., almost all of which were located in enclosed regional shopping malls.
         As a result of certain events in the third and fourth quarters of fiscal 1994, including those described below, on January 11, 1994, (the "petition date"), the Company and two of its subsidiaries, MGR Distribution Corporation and MGRR, Inc. (collectively the "MGRE debtors"), filed voluntary petitions for relief (the "filing") under Chapter 11 ("Chapter 11") of
Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of
Maryland, Baltimore Division (the "Bankruptcy Court").  The
MGRE debtors are presently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy
Court and intend to propose a plan of reorganization pursuant to Chapter 11. As debtors in possession, the MGRE debtors may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.
         The Company incurred a significant net loss in the third quarter of fiscal 1994. This net loss caused the Company to be in violation of certain financial covenants in its borrowing arrangements and the Company was unable to reach an agreement with its lenders to amend or restructure these arrangements on satisfactory terms. The extended negotiations with the Company's lenders created substantial uncertainty among the Company's vendors and factors, resulting in their failure to accept certain of the Company's spring merchandise orders and causing uncertainty as to future deliveries of merchandise. These events led to the Company's decision to file for protection under Chapter 11 to enable the Company to restructure its financial arrangements under the jurisdiction of the Bankruptcy Court.
         The following discussion sets forth certain aspects of the Chapter 11 filing, but is not intended to be an exhaustive summary. For additional information regarding the effect of the filing on the Company, reference should be made to the Bankruptcy Code.

         Chapter 11 Reorganization Under the Bankruptcy Code
         ---------------------------------------------------

         Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 proceedings created an automatic stay, applicable generally to creditors and other parties in interest, of: (i) the commencement or continuation of any judicial, administrative or other legal proceedings against the MGRE debtors that was or could have commenced prior to the filing; (ii) the enforcement against the MGRE debtors or their property of any judgments obtained prior to the filing; (iii) the taking of any action to obtain possession of or to exercise control over any property of the MGRE debtors, or otherwise create, perfect or enforce any lien against their property;
(iv) the collection or assessment of any claims against or other liabilities of the MGRE debtors that arose prior to the filing.
         Any entity may apply to the Bankruptcy Court, upon an appropriate showing of cause for relief from the automatic stay, to exercise the foregoing and other remedies.
         The Company is in possession of its properties and is maintaining and operating its business as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. As a debtor-in-possession, the Company after notice and a hearing, may use, sell or lease its property in the ordinary course of business. The Bankruptcy Code provides that all liabilities as of the petition date are subject to restructure under the terms of a plan of reorganization.

         Resolution of Claims
         --------------------

         Schedules were filed with the Bankruptcy Court setting forth the assets and liabilities of the Company and its subsidiaries as of the petition date as shown in the Company's accounting records. The Bankruptcy Code provides for the establishment of a Bar Date, by which date proofs of claim are required to be filed for all amounts in dispute with or omitted from the schedules of liabilities filed by the Company. The Bar Date has not been set by the Bankruptcy Court. Differences between amounts shown by the Company and claims filed by creditors, if any, will be investigated and resolved. The ultimate amount and settlement terms for any such liabilities will be subject to a plan of reorganization (see "plan of reorganization" below), and accordingly, are not presently determinable.

         Acceptance or Rejection of Executory Contracts
         ----------------------------------------------

         Subject to Bankruptcy Court approval and certain other limitations, the Company has the right to assume or reject real estate leases, personal property leases, service contracts and other unexpired executory prepetition contracts. In this context, "assumption" means that the Company agrees to perform its obligations and cure existing defaults under the executory contract. "Rejection" means that the Company is relieved of its obligations to perform further under the executory contract and is subject only to a prepetition unsecured claim for damages for the breach thereof.
         Unless the Bankruptcy Court, upon request of a party in interest and after notice and hearing, fixes a date by which the Company must elect to assume or reject an executory contract, other than a nonresidential real property lease, the Company may assume or reject such contracts in a plan or plans of reorganization (see "Plan of Reorganization" below). The Bankruptcy Court has fixed July 31, 1994, as the date by which the Company must elect to assume or reject nonresidential real property leases. Such date could be extended by the Court. As of April 7, 1994, with Bankruptcy Court approval, three retail property leases had been rejected by the Company, leaving the landlords with the right to file prepetition unsecured claims.
         The Company cannot presently determine with certainty the number of store leases or other executory contracts it will seek to reject. Likewise, the ultimate aggregate liability which will result from the filing of claims relating to such rejection cannot presently be determined.

         Plan of Reorganization
         ----------------------

         The Bankruptcy Code provides that, for 120 days after the date of the filing, the Company has the exclusive right to file a plan or plans of reorganization (a "plan") with the Bankruptcy Court (the "exclusivity period"). If the Company files a plan during the exclusivity period, no other party may file a plan of reorganization until 180 days after the filing have elapsed (the "acceptance period"). Until the end of the acceptance period, the Company has the exclusive right to solicit acceptances of a plan. The Bankruptcy Court may extend the exclusivity period and/or the acceptance period. If the Company fails to file a plan during the exclusivity period or, after such plan has been filed, the Company fails to obtain acceptances of such a plan as required by the Bankruptcy Code, then any party in interest may file a plan of reorganization. Additionally, if the Bankruptcy Court were to appoint a trustee, the exclusivity period, if not previously terminated, would terminate. Currently the exclusivity period will expire on May 11, 1994, and the acceptance period will expire on July 11, 1994. As of the date hereof, the Company has sought an extension of its exclusivity period until January 10, 1995.
         After a plan has been filed with the Bankruptcy Court, it will be sent, together with a disclosure statement approved by the Bankruptcy Court, to all impaired prepetition creditors and stockholders for acceptance or rejection. Following acceptance or rejection of any plan by impaired prepetition creditors and stockholders, the Bankruptcy Court after notice and a hearing would consider whether to confirm the plan. The standards for confirmation of a plan of reorganization are complex and depend on, to some extent, the plan's treatment of prepetition creditors and stockholders.
         It is not clear when a plan will be filed with the Bankruptcy Court, nor can any assurances be given that any such plan will be confirmed by the Bankruptcy Court.
         Inherent in a successful plan is a capital structure which permits a debtor to generate sufficient cash flow after reorganization to meet its restructured obligations and fund its current obligations. Under the Bankruptcy Code, the rights of and ultimate payments to prepetition creditors and stockholders may be substantially altered or, as to some classes, even eliminated.

         Post Petition Matters
         ---------------------

         An official committee of unsecured creditors (the "creditors' committee") has been appointed to represent the interests of prepetition unsecured creditors. The creditors' committee has retained counsel and accountants to assist in performing its statutory functions. The Company has learned that a number of its prepetition creditors have sold and assigned their prepetition debt to other parties. Such transfers of claims have resulted in resignations from and a change in membership of the committee.
         On April 14, 1994, an official committee of equity security holders (the "equity committee") was appointed to represent the interests of the stockholders. The equity committee has retained counsel.
         In connection with the filing, the Company entered into and the Bankruptcy Court approved an agreement with certain lenders and The CIT Group/Business Credit, Inc., as agent, to provide debtor-in-possession financing in the form of a $125 million line of credit (see note 5 to the consolidated financial statements included in the 1994 Annual Report incorporated herein by reference). The Company believes that the Bankruptcy Court protection provided by the filing, its line of credit agreement and the approximately $97 million in cash and cash equivalents it had as of the petition date has enabled it to progress toward the resumption of normal business operations and provide trade creditors with the assurances they need to supply merchandise to the Company.
         At this time it is not possible to predict the outcome of the filing in general, or the effect of the filing on the business of the Company or on the interests of prepetition creditors and stockholders. Because of this and other possibilities, the value of the Company's common stock is highly speculative. The uncertainty regarding the eventual outcome of the filing and the effects of other unknown adverse factors could threaten the Company's existence as a going concern.

                            General
                            -------

         The Company is a national specialty retailer of moderate to higher priced contemporary fashions primarily for young men and women. Approximately 75% of the Company's sales are of men's apparel. In addition to its fashion selection, the Company emphasizes merchandise display, store location and design and personalized service to the customer. At January 29, 1994, the geographic distribution of the Company's 1,434 retail stores by regions of the United States was as follows:
East North Central, 315; East South Central, 72; Middle Atlantic, 246; Mountain, 5O; New England, 93; Pacific, 139; South Atlantic, 290; West North Central, 60; and West South Central, 169. Following the fiscal year-end, and as previously announced, the Company closed approximately 5O stores as their leases expired.
         In May 1993, the Company purchased 450 young men's store locations, comprising the Chess King division of Melville Corporation, and related merchandise inventory. The purchase price, including the merchandise inventory together with certain post closing adjustments and other estimated direct acquisition costs was approximately $40.2 million. The stores are operating under the "Chess King" concept.

                  Merchandising and Marketing
                  ---------------------------

         The Company's merchandising divisions, led by Lenny Weinglass, Chief Executive Officer of the Company, have been reorganized into four major operating concepts, each of which is headed by a concept merchandising manager and has separate buying personnel. The Company is currently searching for two top merchandising executives, one to head the Merry-Go-Round concept and one to head the young men's concepts of Dejaiz/Attivo and Chess King. Concept merchandising management is responsible for purchasing, pricing, markdowns, inventory planning and allocating merchandise to the concept stores. A computerized point-of-sale merchandise system aids in accomplishing these tasks. The Company emphasizes frequent shipments to its stores to maintain a continuous flow of current merchandise. The Company is currently revising certain of its merchandising and marketing strategies, including further distinguishing the merchandise content among its concepts. The Company recently identified approximately 80 of the stores referred to below (22 in the Merry-Go-Round concept, 48 in the Chess King concept and 8 in the Dejaiz/Attivo concept) which had lower sales, and operates them as clearance stores for slow moving and end-of-season merchandise.

         The four major operating concepts are as follows:

         Merry-Go-Round Concept - Young Men's and Women's
         Apparel Stores
         ------------------------------------------------

         As of January 29, 1994, the Company operated 517 Merry-Go-Round concept stores primarily under the names "Merry-Go-Round" and "N.E.T Works". These stores average approximately 3,100 square feet of selling space and offer an assortment of moderate to higher priced fashion apparel for young men and women between the ages of 15 and 25. The fashion merchandise includes dress and casual pants, jeans, shirts, blouses, dresses, outerwear and related men's and women's accessories.

         DeJaiz/Attivo Concept - Young Men's Apparel Stores
         --------------------------------------------------

         As of January 29, 1994, the Company operated 395 DeJaiz/Attivo concept stores primarily under the names "DJ's - Fashion Center For Men," "Dejaiz" and "Attivo." These stores average approximately 2,700 square feet of selling space and feature a complete collection of fashion apparel for young men between the ages of 18 and 35. These stores carry a wider and broader selection of young men's fashion merchandise than the young men's and women's apparel stores. These stores offer a complete fashion wardrobe including dress and casual pants, jeans, shirts, suits, sportcoats, outerwear and related accessories.

         Chess King Concept - Casual Men's Apparel Stores
         ------------------------------------------------

         As of January 29, 1994, the Company operated 417 Chess King concept stores primarily under the name "Chess King." These stores average approximately 1,900 square feet of selling space and offer a selection of moderately priced casual pants, jeans, shirts, outerwear and accessories, the majority of which consists of private label merchandise. Chess King's customers are price conscious men between the ages of 18 and 30.

         Cignal Concept - Contemporary Upscale Men's and
         Women's Apparel Stores
         -----------------------------------------------

         As of January 29, 1994, the Company operated 80 Cignal concept stores under the name "Cignal." These stores average approximately 2,100 square feet of selling space and offer high quality contemporary designer sportswear for men and women between the ages of 20 and 40.

         Other Concepts
         --------------

         As of January 29, 1994, the Company operated 20 stores under the name "Club International". These stores offer a complete selection of tailored men's clothing and related accessories appealing to the 25-50 year-old traditional men's clothing customer.
         As of January 29, 1994, the Company operated five
Boogies Diner locations. These stores combine a contemporary fashion boutique (with logo merchandising) with 1950's style All-American diner.
         The Company has no manufacturing facilities. It purchases its merchandise from over 1,000 vendors and is not dependent upon any single source of supply. It maintains no long-term or exclusive purchase commitments or arrangements with any manufacturer.
         All merchandise is shipped directly from vendors to the Company's central distribution facility near Baltimore, where it is received, inspected and priced before being shipped to the stores by common carrier. The Company has begun a program of automatic replenishment of merchandise providing with certain of its vendors with the objectives of providing broader merchandise selection and reducing inventory carrying costs.
         Approximately 30% of the Company's sales is represented by private label merchandise which focuses on quality, fashion and value. The Company designs, but does not manufacture this merchandise, which includes for each concept, moderately priced collections of casual apparel for men and women intended to appeal to a wide variety of customers.
         The Company experiences the normal seasonal pattern of the retail apparel industry with its peak sales and inventory levels occurring during the Holiday and Back-to-School seasons.
         The Company's advertising efforts are primarily directed to cable music television (MTV and VH-1) which captures a large portion of the Company's targeted customers.
The Company also advertises in national fashion magazines and local shopping mall publications.

                        Store Operations
                        ----------------

         At January 29, 1994, the Company operated 1,434 retail stores in 44 states and Washington, D.C. Almost all of the stores are located in enclosed regional shopping malls and are leased.
         During fiscal 1994, the numbers of stores opened, acquired and closed, by concept, were as follows:

                 Open at                                 Open at
                 Jan. 30   Stores    Stores    Stores    Jan. 29
                    1993   Opened    Acquired  Closed       1994
                 -------   ------    --------  ------    -------
Concept
- - -------
Merry-Go-Round     496       35         -         (14)      517
DeJaiz/Attivo      396       15         -         (16)      395
Chess King           -        -       450         (33)      417
Cignal              74        8         -          (2)       80
Club Intl.          17        3         -           -        20
Boogies Diner        6        -         -          (1)        5

    Total          989       61       450         (66)    1,434

         In May 1993, the Company acquired 450 Chess King store locations and certain other assets for approximately $40.2 million (see note 3 to the consolidated financial statements included in the Annual Report for fiscal 1994 incorporated herein by reference).

         The Company's store operations are led by four vice presidents, assisted by several regional vice presidents and district managers. Each of the Company's stores is staffed by a manager, assistant manager and full and part-time sales personnel. Supervisory personnel regularly visit the stores to review merchandise inventory levels, content and presentations, staff training, personnel issues, inventory shrinkage and to monitor overall operations.
         The Company has a program of in-store video training of personnel to assist them in the identification of customer needs. Productivity reports and regular reviews are also used to develop store personnel. Performance, compensation and incentive programs for rewarding sales personnel are in place.
         Stores are designed with special emphasis on the display of merchandise. The stores are well maintained and the Company has in place a remodeling program. The Company expects to remodel approximately 39 stores during fiscal 1995.
         The Company's stores conduct primarily a cash business including sales on a layaway plan. All stores offer credit through various national credit cards. During the last fiscal year, credit card sales were approximately 25% of total sales. Where sales are made on credit cards, the credit agency assumes the full credit risk and pays the Company directly, after deducting a service fee. The Company maintains a policy of offering cash refunds, issuing charge card credits or giving in-store credits if merchandise is returned within 30 days.

         The stores conform to the operating hours of the malls in which they are located and generally are open from 10:00 a.m. to 9:30 p.m., Monday through Saturday, and from 12:00 p.m.
to 5:00 p.m. on Sunday.

                          Competition
                          -----------

         The retail apparel business is highly competitive.
The Company's stores compete with national chains, local independent retail stores and with regional and national department store chains. Many of its competitors are considerably larger than the Company and have substantially greater financial and other resources. The Company competes primarily on the basis of fashion selection, price, merchandise display, store location and design and personalized service to the customer.

                           Employees
                           ---------

         At January 29, 1994, the Company had 14,970 employees, approximately two-thirds of whom were employed part-time on a regular basis. In addition, a number of temporary employees are hired during the peak Back-to-School and Holiday seasons. The Company has never had a work stoppage and considers its employee relations to be good.

                  Trademarks and Service Marks
                  ----------------------------

         "Merry-Go-Round," "DJ's - Fashion Center For Men,"
"Dejaiz," "Attivo," "Chess King," "Cignal," "Club
International", and several other trademarks of lesser importance have been registered with the United States Patent and Trademark Office.

Item 2. Properties
- - -------------------

         The Company's business is conducted from its headquarters and distribution center located on a 44 acre site near Baltimore, Maryland in Harford County, Maryland. This facility is comprised of 240,000 square feet for headquarters operations and 770,000 square feet for warehousing and distribution. It is estimated that this facility has the capacity for receiving, processing and shipping merchandise for approximately 2,000 stores. The Company owns the land, land improvements and building comprising the site.
         The Company purchased land and a 12,000 square foot two-story street-front building in Georgetown, Washington, D.C.
The site is currently used as a Boogies Diner. This is the only retail location the Company owns.
         The Company leases substantially all of its stores, generally for a term of ten years. Under most leases, the Company is required to pay, in addition to fixed minimum rental payments, additional rent based on a percentage of gross sales in excess of specified amounts, charges for real estate taxes, common area maintenance fees, utility charges, insurance premiums and mall association charges.
         In connection with the Chapter 11 filing, the Company commenced negotiations with its landlords to determine the extent to which the Company may assume or reject store leases as provided under the Bankruptcy Code. The Company is in the early stages of these negotiations and cannot presently determine the number of such leases that it will assume or reject. Likewise, the ultimate aggregate liabilities which will result from the filing of claims relating to the rejection of such leases cannot presently be determined. As leases expire, the Company has historically been successful in negotiating renewals when desired. However, as a result of the Chapter 11 filing, the Company may encounter difficulties in negotiating future renewals with certain of its landlords.

Item 3. Legal Proceedings
- - --------------------------

         Except as described below and other than ordinary routine litigation incidental to the business, neither Merry-Go-Round Enterprises, Inc. nor any of its wholly-owned subsidiaries is a party to any material pending legal proceedings.
         On January 11, 1994 (the "petition date"), the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (Chapter 11 Case Nos. 94-5-0161, 0162 and 0163 (SD)). The
Company and such subsidiaries are in possession of their respective properties and are maintaining and operating their respective businesses as debtors-in-possession pursuant to the provisions of Sections 1107 and 1108 of Chapter 11. The
Company intends and desires to continue the operation of its businesses and the management of its properties and intends to propose a plan or plans of reorganization pursuant to Chapter
11 of the Bankruptcy Code (see "Business" for further information regarding Chapter 11 filing).
         Under Chapter 11, actions to pursue litigation against the Company are automatically stayed if the claim arose or is based on events that occurred on or before the petition date.
         Between December 15, 1993 and January 11, 1994, nine purported class actions were filed against the Company and three of its officers, Michael D. Sullivan, Isaac Kaufman and Leonard Weinglass, in the United States District Court,
District of Maryland, seeking unspecified damages, attorneys' fees and other relief. The complaints alleged that during certain periods in 1993, in violation of certain provisions of the Securities Exchange Act of 1934, defendants misrepresented and failed to disclose material facts about the business, financial condition and income of the Company.

         Of these nine cases, one case has been dismissed and eight have been consolidated. An amended complaint has been filed as to the consolidated case. The plaintiffs in this consolidated case are a purported class of persons who acquired Common Stock, or options to purchase Common Stock, of the Company during the period from November 24, 1993 through December 17, 1993. In view of the automatic stay, the Company has not been named as a defendant in this amended complaint. The individual named defendants have informed the Company that they are reviewing the complaint and intend to defend the action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------


         The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1994.

Additional Item.  Executive Officers of the Registrant
- - ------------------------------------------------------

         The executive officers of the Company who are not also directors of the Company are set forth below. All officers serve at the pleasure of the Board of Directors.

Name and Age                 Office Held
- - ------------                 -----------
Ken Rodriguez (44)           President - Cignal Division

Frank C. Peters (46)         Vice President and Controller

         Mr. Rodriguez has been employed by the Company since 1971. He has been President - Cignal Concept since February 1988. He was Vice President - Merchandising from 1983 - 1988. Prior to 1983 he served as Men's Merchandise Manager, as a Buyer, as a District Manager and in store management.
         Mr. Peters has been employed by the Company since 1974. He has been Vice President and Controller since 1983. Prior to 1983 he served as Controller and Assistant Controller.

                            PART II
                            -------

Item 5. Market For the Registrant's Common Equity and Related
Stockholder Matters
- - -------------------------------------------------------------

         The information regarding market prices of the Company's common stock, approximate number of stockholders, and dividends set forth on page 28 of the 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data
- - -------------------------------

The selected financial data set forth on page 30 of the 1994
Annual Report to Stockholders are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
- - ---------------------------------------------------------
Condition and Results of Operations
- - -----------------------------------

         Management's discussion and analysis of financial condition and results of operations set forth on page 32 of the 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
- - ---------------------------------------------------

         The consolidated financial statements of
Merry-Go-Round Enterprises, Inc. and subsidiaries and the related notes, together with the report of KPMG Peat Marwick, dated April 5, 1994, and the Summary of Quarterly Results (unaudited) set forth on pages 7 through 31 of the Company's 1994 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on
- - --------------------------------------------------------
Accounting and Financial Disclosure
- - -----------------------------------

None.

                            PART III

Item 10.  Directors and Executive officers of the Registrant
- - ------------------------------------------------------------

         Information regarding Directors of the Company
(including those also serving as executive officers) is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of the end of the fiscal year ended January 29, 1994.

Item 11.  Executive Compensation
- - --------------------------------

         Information regarding executive compensation is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of the end of the fiscal year ended January 29, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and
- - -------------------------------------------------------------
Management
- - ----------

         Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of the end of the fiscal year ended January 29, 1994.

Item 13.  Certain Relationships and Related Transactions
- - --------------------------------------------------------

         Information regarding certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of the end of the fiscal year ended January 29, 1994.

                            PART  IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
- - -------------------------------------------------------------
on Form 8-K
- - -----------

         (a)   1. Financial Statements
         -------------------------------

         The Consolidated Financial Statements of
Merry-Go-Round Enterprises, Inc. and subsidiaries (debtors-in-possession) incorporated herein by reference to the Company's 1994 Annual Report to Stockholders are as follows:
         Consolidated Balance Sheets as of January 29, 1994 and
January 30, 1993
         Consolidated Statements of Operations for the three-year period ended January 29, 1994
         Consolidated Statements of Stockholders' Equity for the three-year period ended January 29, 1994
         Consolidated Statements of Cash Flows for the three-year period ended January 29, 1994
         Notes to Consolidated Financial Statements
         Independent Auditors' Report

         (a)   2. Financial Statement Schedules
         ----------------------------------------
         The following financial statement schedules and report of independent auditors thereon are filed herewith:

                                                      Page No.
                                                      --------
         Independent Auditors' Report                    31
            (on Financial Statement Schedules)

         Schedule V - Property, Plant and Equipment      33

         Schedule VI - Accumulated Depreciation,         34
            Depletion and Amortization of Property,
            Plant and Equipment

         Schedule X - Supplementary Income               35
            Statement Information

         All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

Item 14. (a) 3. Exhibits
- - ------------------------

         The following exhibits are filed as part of this Report and are all incorporated by reference to the identically numbered exhibit (except as otherwise indicated) in the Company's Registration Statements on Form S-1, Registration Nos. 2-83907 and 2-92347, or its annual reports on Form 10-K for the fiscal years ended January 28, 1984, February 2, 1985, February 1, 1986, January 31, 1987, January 30, 1988, January 28, 1989, February 3, 1990, February 2, 1991, February 1, 1992
and January 30, 1993 (the "1984 Form 10-K" through "1993 Form l0-K"), its Form 10-Q for the period ended August 4, 1990 (the "1990 Form 10-Q") and Form 10-Q for the period ended July 31, 1993 ("the "1993 Form 10-Q"), and its Forms 8-K, dated September 20, 1991, June 15, 1992, May 16, 1993 and January 11, 1994 (the "1991 Form 8-K" through "1994 Form 8-K"), each filed with the Commission.

    Number                   Description
    ------                   -----------
    3(a)      -    Articles of Restatement of the
                     Registrant, dated September 5, 1991
                     (1992 Form 10-K, Exhibit 3(a))

    3(a-l)    -    Articles Supplementary, dated
                     September 23, 1991
                     (1991 Form 8-K, Exhibit B to Exhibit
                     4(a))

    3(b)      -    By-laws of the Registrant, as amended,
                     including amended Sections 12 and 13
                     (filed herewith)

    4(a)      -    Rights Agreement dated as of September
                     20, 1991, between the Registrant and the
                     Rights Agent, including Form of Rights
                     Certificate (1991 Form 8-K, Exhibit 4(a))

    10(a)     -    Loan Agreement and Related Notes dated
                     June 28, 1993 between Signet
                     Bank/Maryland National Westminster Bank
                     USA, Boatmen's National Bank of St.
                     Louis, Credit Suisse and the Registrant
                     (1993 Form 10-Q)

    10(b)     -    Lease, dated June 30, 1975, between The
                     Arcade Partnership and the Registrant,
                     with amendments dated March 30, 1978 and
                     May 20, 1983; Lease dated March 17,
                     1982, between The Arcade Partnership
                     and the Registrant, with amendment dated
                     May 20, 1983 (Form S-1, No. 2-83907,
                     Exhibit 10(f))

    10(c)     -    Lease, dated October 24, 1983, and lease
                     dated February 27, 1984, between The
                     Arcade Partnership and the Registrant
                     (1984 Form 10-K, Exhibit 10(g))

    10(d)     -    Sublease and Assignment Option Agreement,
                     dated February 28, 1984, and lease dated
                     October 5, 1984, between The Arcade
                     Partnership and the Registrant (1985
                     Form 10-K, Exhibit 10(e))

    10(e)     -    Lease, dated March 5, 1986, between The
                     Arcade Partnership and the Registrant
                     (1986 Form 10-K, Exhibit 10(f))

    10(i)     -    Form of Deferred Compensation Agreement,
                     dated January 2, 1985, of the Registrant
                     with certain officers of the Registrant
                     (1985 Form 10-K, Exhibit 10(q))

    10(j)     -    1985 Employee Stock Option Plan of the
                     Registrant and forms of option
                     agreements (1986 Form 10-K, Exhibit
                     10(s))

    10(i)     -    Note Agreement, dated January 27, 1989,
                     of MGRR, Inc., as maker, in the original
                     principal amount of $25,000,000.00 and
                     Form of Senior Secured Note (1989 Form
                     10-K, Exhibit 10(q))

    10(m)     -    1989 Long-Term Incentive Plan of the
                     Registrant, as amended (1993 Form 10-K,
                     Exhibit 10(m))

    10(n)     -    Form of Restricted Share Award Agreement,
                     as amended (1990 Form 10-K, Exhibit
                     10(s))

    10(o)     -    Deferred Compensation Plan, dated April
                     1989 and Form of Deferred Compensation
                     Agreement, dated April 1989 (1989 Form
                     10-K, Exhibit 10(t))

    10(p)     -    Form of Incentive Stock Option Agreement,
                     dated September 26, 1990 (1991 Form 10-K,
                     Exhibit 10(p))

    l0(q)     -    Form of 1992 Director Stock Option
                     Agreement and Form of Stock Option
                     Agreement (1993 Form 10-K, Exhibit l0(q))

    10(r)     -    Stock Purchase Agreement dated March 17,
                     1993, between Melville Corporation and
                     the Registrant (1993 Form 10-K Exhibit
                     (10(r))

    10(s)     -    Note Purchase Agreements and Related
                     Notes, dated as of August 1, 1993,
                     between Principal Mutual Life Insurance
                     Company, Aid Association for Lutherans,
                     TMG Life Insurance Company and the
                     Registrant (1993 Form 10-Q, Exhibit
                     10(b))

    10(t)     -    Stock Purchase Agreement dated March 17,
                     1993, between the Registrant and
                     Melville Corporation (1993 Form
                     10-K, Exhibit 10(r))

    10(u)     -    First Supplemental Agreement dated as of
                     May 14, 1993, between the Registrant and
                     Melville Corporation (1993 Form 8-K,
                     Exhibit 2(ii))

    l0(v)     -    Convertible Fixed Rate Note dated as of
                     May 16, 1993, issued by the Registrant
                     to Melville Corporation (1993 Form 8-K,
                     Exhibit 2(iii))

    10(w)     -    Revolving Credit Agreement, dated as of
                     January 14, 1994, among the Registrant
                     and MGR Distribution Corporation as
                     Borrowers, MGRR, Inc. as Guarantor,
                     the financial institutions party
                     thereto, as Lenders, and The CIT
                     Group/Business Credit, Inc., as Agent
                     (1994 Form 8-K, Exhibit 99.3)

    l0(x)     -    First Amendment, dated as of January 21,
                     1994, among the Borrowers, the
                     Guarantor, the Lenders and the
                     Agent (1994 Form 8-K, Exhibit 99.4)

    10(y)     -    Second Amendment, dated as of February 28,
                     1994, among the Borrowers, the
                     Guarantor, the Lenders and the Agent
                     (filed herewith)

    11        -    Computation of earnings per share (filed
                     herewith)

    13        -    1994 Annual Report to Stockholders (filed
                     herewith)

    21        -    Subsidiaries of the Registrant (filed
                     herewith)

    23        -    Consent of Independent Auditors (filed
                     herewith)

    28        -    Text of Resolution adopted by the Board of
                     Directors on September 20, 1991,
                     regarding Subtitle 6 of Title 3 of the
                     Maryland General Corporation Law (1991
                     Form 8-K, Exhibit 28)

Item 14. (b) Reports on Form 8-K
- - --------------------------------

         On January 26, 1994, the Company filed a Form 8-K reporting that the Company and two of its subsidiaries had filed voluntary petitions seeking protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland and describing the Revolving Credit Agreement with The CIT Group/Business Credit, Inc, as agent.

                           SIGNATURES
                           ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MERRY-GO-ROUND ENTERPRISES, INC.
                                                         (Registrant)


Date:    April 29, 1994                  By/s/ Michael D. Sullivan
         --------------                  -------------------------
                                         Michael D. Sullivan,
                                                 President

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                    Title                                       Date
- - ---------                    -----                                       ----
/s/ Leonard Weinglass        Chairman of the Board, Chief        April 29, 1994
- - ---------------------        Executive Officer and Director
    Leonard Weinglass        (Principal Executive Officer)

/s/ Michael D. Sullivan      President and Director              April 29, 1994
- - -----------------------
    Michael D. Sullivan

/s/ Isaac Kaufman            Executive Vice President,           April 29, 1994
- - -----------------------      Secretary, Treasurer and Director
    Isaac Kaufman            (Principal Financial Officer)

/s/ Frank C. Peters          Vice President and Controller       April 29, 1994
- - -----------------------      (Principal Accounting Officer)
    Frank C. Peters

/s/ Thomas J. Byrne, Jr.     Director                            April 29, 1994
- - ------------------------
    Thomas J. Byrne, Jr.

/s/ Robert B. Bank           Director                            April 29, 1994
- - ------------------------
    Robert B. Bank

/s/ Alan E. Berkowitz        Director                            April 29, 1994
- - ------------------------
    Alan E. Berkowitz

/s/ Raymond F. Altman        Director                            April 29, 1994
- - ------------------------
    Raymond F. Altman
/TABLE

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Stockholders and Board of Directors
Merry-Go-Round Enterprises, Inc. (Debtor-in-Possession):

         Under date of April 5, 1994, we reported on the consolidated balance sheets of Merry-Go-Round Enterprises, Inc. and subsidiaries (Debtor-in-Possession) as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 29, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

         In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

         The audit report on the consolidated financial statements of Merry-Go-Round Enterprises, Inc. and subsidiaries
(Debtor-in-Possession) referred to above contains an explanatory paragraph that states that the uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern.
The financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

                             KPMG PEAT MARWICK


Baltimore, Maryland
April 5, 1994

                                             MERRY-GO-ROUND ENTERPRISES, INC.
                                                  (DEBTOR-IN-POSSESSION)
                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                    Balance at                                                   Balance
                                     Beginning     Additions                                    at End of
Classification                       of Period      at Cost      Retirements       Other         Period
- - --------------                      ------------   ----------    -----------    -----------     ---------
Year Ended January 29, 1994:
  Leasehold Improvements            $131,330,000   $24,699,000   $ (6,631,000)  $ (9,097,000)   $140,301,000
  Furniture, Fixtures & Equipment    148,921,000    42,596,000     (4,215,000)    (3,621,000)    183,681,000
  Land and Land Improvements           5,363,000        58,000              -              -       5,421,000
  Buildings                           34,783,000     2,645,000              -              -      37,428,000
                                    ------------   -----------   ------------   ------------    ------------
                                    $320,397,000   $69,998,000   $(10,846,000)  $(12,718,000)   $366,831,000

Year Ended January 30, 1993:
  Leasehold Improvements            $107,l67,000   $30,295,000   $ (6,132,000)  $          -    $131,330,000
  Furniture, Fixtures & Equipment    113,244,000    42,729,000     (7,052,000)             -     148,921,000
  Land and Land Improvements           4,372,000       991,000              -              -       5,363,000
  Buildings                           19,181,000    15,6O2,000              -              -      34,783,000
  Construction in Progress            17,595,000   (17,595,000)           -                -               -
                                    ------------   -----------   ------------   ------------    ------------
                                    $26l,559,000   $72,022,000   $(13,184,000)  $          -    $320,397,000

Year Ended February 1, 1992:
  Leasehold Improvements            $ 75,108,000   $34,005,000   $ (1,946,000)  $          -    $107,167,000
  Furniture, Fixtures & Equipment     83,117,000    32,606,000     (2,479,000)             -     113,244,000
  Land and Land Improvements           4,343,000        39,000        (10,000)             -       4,372,000
  Buildings                           18,558,000       623,000              -              -      19,181,000
  Construction in Progress                     -    17,595,000              -              -      17,595,000
                                    ------------   -----------   ------------   ------------    ------------
                                    $181,126,000   $84,868,000   $ (4,435,000)  $          -    $261,559,000

                                         MERRY-GO-ROUND ENTERPRISES, INC.
                                              (DEBTOR-IN-POSSESSION)
                          SCHEDULE  VI  -  ACCUMULATED  DEPRECIATION,   DEPLETION   AND
                                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


                                    Balance at                                                   Balance
                                     Beginning     Additions                                    at End of
Classification                       of Period      at Cost      Retirements       Other         Period
- - --------------                      ------------   ----------    -----------    -----------     ---------
Year Ended January 29, 1994:
  Leasehold Improvements            $44,412,000    $17,263,000   $ (4,760,000)  $ (1,047,000)   $ 55,868,000
  Furniture, Fixtures & Equipment    46,922,000     16,725,000     (3,030,000)      (254,000)     60,363,000
  Land Improvements                     563,000         64,000              -              -         627,000
  Buildings                           2,085,000        748,000              -              -       2,833,000
                                    -----------    -----------   ------------   ------------    ------------
                                    $93,982,000    $34,800,000   $ (7,790,000)  $ (1,301,000)   $119,691,000


Year Ended January 30, 1993:
  Leasehold Improvements            $35,593,000    $13,611,000   $ (4,792,000)  $          -    $ 44,412,000
  Furniture, Fixtures & Equipment    38,478,000     14,619,000     (6,175,000)             -      46,922,000
  Land Improvements                     408,000        155,000              -              -        563,000
  Buildings                           1,428,000        657,000              -              -      2,085,000
                                    -----------    -----------   ------------   ------------    -----------
                                    $75,907,000    $29,042,000   $(10,967,000)  $          -    $93,982,000


Year Ended February 1, 1992:
  Leasehold Improvements            $26,160,000    $10,479,000   $ (1,046,000)  $          -    $35,593,000
  Furniture, Fixtures & Equipment    29,109,000     11,301,000     (1,932,000)             -     38,478,000
  Land Improvements                     260,000        148,000              -              -        408,000
  Buildings                             805,000        623,000              -              -      1,428,000
                                    -----------    -----------   ------------   ------------    -----------
                                    $56,334,000    $22,551,000   $ (2,978,000)  $          -    $75,907,000

                        MERRY-GO-ROUND ENTERPRISES, INC.
                             (DEBTOR-IN-POSSESSION)
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                                   Years Ended
                                    -------------------------------------------
                                    February 1,     January 30,    January 29,
                                       1992             1993           1994
                                    -----------    ------------  --------------

Maintenance and repairs                  *                *              *
Depreciation and amortization
    of intangible assets                 *                *              *
Taxes, other than payroll
    and income taxes                $8,219,000      $11,398,000    $15,636,000
Royalties                                *                *              *
Advertising costs                        *                *              *

* less than 1% of total revenues

                                        EXHIBIT INDEX


The following exhibits referenced in Form 10-K are filed herewith.

                                                                          Page of Sequential
Exhibit                                                                   Numbering System
- - -------                                                                   ------------------

         3(b)   -  By-laws of the Registrant, as amended,
                   including amended Sections 12 and 13

         10(y)  -  Second Amendment, dated as of February 28,
                   1994 among the borrowers, the Guarantor, the Lenders and the Agent

         11     -  Computation of Earnings Per Share

         13     -  1994 Annual Report to Stockholders

         21     -  Subsidiaries of the Registrant

         23     -  Consent of Independent Auditors