Form 10-Q
period 1994-04-30
MERRY GO ROUND ENTERPRISES INC
filed 1994-06-14
CIK 719721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994
                               --------------

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission file number  1-10491
                        -------

                      MERRY-GO-ROUND ENTERPRISES, INC.
- - -------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


       Maryland                                          52-0913402
- - ----------------------------                 -----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


   3300 Fashion Way, Joppa, Maryland                        21085
- - ----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


                  410-538-1000
- - ---------------------------------------------------
(Registrant's telephone number, including area code)


Neither name, address nor fiscal year has been changed since the last report.
- - ---------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---    ---
Number of shares of Common Stock outstanding as of June 10, 1994:
53,948,283

                         MERRY-GO-ROUND ENTERPRISES, INC.



                                     INDEX



Part I - Financial Information


         Consolidated Statements of Operations (Unaudited)
         for the Three Months Ended
         April 30, 1994 and May 1, 1993                                 3


         Consolidated Balance Sheets as of April 30, 1994
         (Unaudited) and January 29, 1994                               4


         Consolidated Statements of Cash Flows
         (Unaudited) for the Three Months Ended
         April 30, 1994 and May 1, 1993                                 5


         Notes to Consolidated Financial Statements (Unaudited)         6


         Management's Discussion and Analysis of Results of
         Operations and Financial Condition                            10



Part II- Other Information


         Item 6  Exhibits and Reports on Form 8-K                      13




         Signatures                                                    14

PART I:  FINANCIAL INFORMATION
- - ------------------------------

                                  MERRY-GO-ROUND ENTERPRISES, INC.
                                        DEBTOR-IN-POSSESSION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)



                                                                 Three Months Ended
                                                          -------------------------------
                                                          April 30, 1994      May 1, 1993
                                                          --------------      -----------
Net sales                                                 $169,016,000       $185,927,000
                                                          ------------       ------------
Costs and expenses:

   Costs of sales, buying
   and occupancy                                           139,026,000        140,367,000

   Selling and administrative                               49,952,000         41,929,000

   Interest expense, net                                        68,000            520,000
                                                           ------------      ------------
      Total                                                 189,046,000       182,816,000
                                                           ------------      ------------

Earnings (loss) before reorganization costs and
    income tax (benefit) expense                            (20,030,000)        3,111,000

Reorganization costs, net (note 3)                            7,009,000                 -
                                                           ------------      ------------
Earnings (loss) before income tax (benefit) expense         (27,039,000)        3,111,000

Income tax (benefit) expense (note 4)                        (2,974,000)        1,136,000
                                                           ------------      ------------
Net earnings (loss)                                        $(24,065,000)     $  1,975,000
                                                            ============     ============


Earnings (loss) per share of common stock                  $       (.45)     $        .04
                                                            ============     ============


Weighted average number of
   shares outstanding                                         53,932,335       53,880,930
                                                            ============     ============
















Accompanying notes to consolidated financial statements.

                                                                     Page 4

                                  MERRY-GO-ROUND ENTERPRISES, INC.
                                        DEBTOR-IN-POSSESSION
                                    CONSOLIDATED BALANCE SHEETS

                                                               April 30, 1994     January 29, 1994
                                                               ---------------     ---------------
                                                                 (Unaudited)            (Note)
    ASSETS
    ------
Current assets:
   Cash and cash equivalents                                    $ 79,550,000         $113,119,000
   Receivables                                                     4,273,000            3,916,000
   Merchandise inventories                                       101,512,000           71,528,000
   Prepaid expenses and other, including deferred
   income taxes of $3,435,000 and $2,323,000                       6,750,000            4,279,000
   Refundable income taxes (note 4)                               22,418,000           18,026,000
                                                                ------------         ------------
     Total current assets                                        214,503,000          210,868,000
                                                                ------------         ------------
Property and equipment, at cost:
   Land and land improvements                                      5,421,000            5,421,000
   Buildings                                                      37,572,000           37,428,000
   Leasehold improvements                                        141,796,000          140,301,000
   Furniture, fixtures and equipment                             182,658,000          183,681,000
                                                                ------------         ------------
                                                                 367,447,000          366,831,000
   Less accumulated depreciation and amortization                127,322,000          119,691,000
                                                                ------------         ------------
     Net property and equipment                                  240,125,000          247,140,000
                                                                ------------         ------------
Other                                                              4,261,000            3,871,000
                                                                ------------         ------------
                                                                $458,889,000         $461,879,000
                                                                ============         ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
   Accounts payable, trade                                      $ 24,476,000        $  5,406,000
   Other payables and accrued expenses                            30,411,000          30,997,000
      Total current liabilities                                 ------------        ------------
                                                                  54,887,000          36,403,000
                                                                ------------        ------------
Noncurrent liabilities:
   Long-term debt                                                 10,000,000          10,000,000
   Other, including deferred income taxes
    of $3,250,000 and $648,000                                    13,961,000          11,113,000
                                                                ------------        ------------
      Total noncurrent liabilities                                23,961,000          21,113,000
                                                                ------------        ------------

Liabilities subject to compromise under
 reorganization proceedings (note 2)                             212,746,000         213,142,000
                                                                ------------        ------------

Stockholders' equity:
   Common stock of $.01 par value per share:
     Authorized 100,000,000 shares; issued and
     outstanding 53,932,335 shares at
     April 30, 1994 and January 29, 1994                             539,000             539,000
   Additional paid-in capital                                     70,783,000          70,644,000
   Retained earnings                                              95,973,000         120,038,000
                                                                ------------        ------------
      Total stockholders' equity                                 167,295,000         191,221,000
                                                                ------------        ------------
                                                                $458,889,000        $461,879,000
                                                                ============        ============

Note - The consolidated balance sheet at January 29, 1994 has been derived from the audited consolidated financial statements at that date.


See accompanying notes to consolidated financial statements.

                                                                     Page 5


                                  MERRY-GO-ROUND ENTERPRISES, INC.
                                        DEBTOR-IN-POSSESSION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                                          Three Months Ended
                                                                    -------------------------------
                                                                    April 30, 1994      May 1, 1993
                                                                    --------------      -----------
Operating activities:
   Net earnings (loss)                                                $(24,065,000)    $  1,975,000
   Adjustments to reconcile net earnings (loss) to
   net cash (used in ) provided by operating activities:
      Noncash reorganization items                                       7,341,000                -
      Depreciation and amortization                                      9,080,000        7,808,000
      Provision for deferred income taxes                                1,490,000        1,407,000
      Loss on disposal of property and equipment                           196,000                -
      Amortization of restricted common stock                              139,000          327,000
      Change in operating assets and liabilities:
        (Increase) decrease in:
            Receivables                                                   (536,000)         388,000
            Merchandise inventories                                    (29,984,000)     (39,334,000)
            Prepaid expenses and other                                  (1,359,000)         (52,000)
            Refundable income taxes                                     (4,392,000)               -
            Other assets                                                  (390,000)        (405,000)
         Increase (decrease) in:
            Accounts payable, trade                                     19,070,000       31,096,000
            Other payables and accrued expenses                         (7,015,000)     (10,376,000)
            Federal and state income taxes payable                               -       (9,065,000)
            Other noncurrent liabilities                                   246,000        1,098,000
            Operating payables subject to compromise under
               reorganization proceedings                                 (396,000)               -
                                                                      ------------    -------------
               Net cash used in operating activities                   (30,575,000)     (15,133,000)
                                                                      ------------    -------------

Investing activities:
   Property and equipment expenditures                                  (3,214,000)     (16,637,000)
   Proceeds from sales of property and equipment                           220,000                -
                                                                      ------------     ------------
              Net cash used in investing activities                     (2,994,000)     (16,637,000)
                                                                      ------------     ------------

Financing activities:
   Principal payments on long-term debt                                          -         (210,000)
   Proceeds from issuance of common stock                                        -          350,000
   Dividends paid                                                                -         (717,000)
                                                                      ------------     ------------
              Net cash used in financing activities                              -         (577,000)
                                                                      ------------     ------------

              Net decrease in cash and cash equivalents                (33,569,000)     (32,347,000)

Cash and cash equivalents at beginning of period                       113,119,000       40,115,000
                                                                      ------------     ------------

Cash and cash equivalents at end of period                            $ 79,550,000     $  7,768,000
                                                                      ============     ============


See accompanying notes to consolidated financial statements.

                                                                   Page 6
                      MERRY-GO-ROUND ENTERPRISES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                (Unaudited)

1.   REORGANIZATION AND BASIS OF REPORTING
     -------------------------------------

    Merry-Go-Round Enterprises, Inc. (the "Company"), a national specialty retailer of contemporary fashions for young men and women, operated 1,388 stores in 44 states and Washington, D.C. at April 30, 1994.

     Almost all of the Company's stores are located in enclosed regional shopping malls and are leased. The geographic distribution of the retail stores by regions of the United States was as follows: East North Central, 306 stores; East South Central, 66 stores; Mid-Atlantic, 238 stores; Mountain, 45 stores; New England, 90 stores; Pacific, 136 stores; South Atlantic, 285 stores; West North Central, 59 stores; and West South Central, 163 stores.

     During the first quarter of fiscal 1995, the numbers of stores opened, closed and converted to other concepts, were as follows:

                           Open at                                     Open at
                         January 29,   Stores    Stores    Stores      April 30,
                               1994    Opened    Closed    Converted       1994
                            -------    ------    ------    ---------   --------
Concept
- - -------
Merry-Go-Round                517         -        (9)         (11)       497
Dejaiz/Attivo                 395         -        (7)          (9)       379
Chess King                    417         -       (23)         (83)       311
Cignal                         80         -        (1)           2         81
Club International             20         -         -            -         20
Boogies Diner                   5         -        (1)           -          4
Fashion Outlets                 -         -        (5)         101         96
                            -----       ---       ---         ----      -----
                            1,434         -       (46)           -      1,388
                            -----       ---       ---         ----      -----

     During the first quarter of fiscal 1995, the Company converted the merchandising strategy for 96 store locations to offer prior season clearance and "off-price" branded merchandise.

     In May 1994, the Company closed 22 store locations. The Company anticipates that it will close additional stores in connection with its Chapter 11 proceedings.

     As a result of certain events in the third and fourth quarters of fiscal 1994, on January 11, 1994, the Company and certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Maryland, Baltimore Division (the "Bankruptcy Court"). The Company and its subsidiaries are presently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and intend to propose a plan of reorganization pursuant to Chapter 11. As debtors-in-possession, the Company and its subsidiaries may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court.

     Liabilities subject to compromise (see note 2) in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of April 30, 1994, subject to adjustment in the reorganization process. Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of January 11, 1994. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization confirmed by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of contingent and disputed claims. The ultimate resolution of such liabilities will be addressed as part of a plan of reorganization.

     The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not reflect adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, compliance with the debtor-in-possession financing agreement, and the ability to generate sufficient cash from operations and financing sources to meet future obligations.

     The consolidated financial statements included herein do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the notes to consolidated financial statements contained in the 1994 Annual Report.

     In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation for the interim periods have been included in the consolidated financial statements.

     The results of operations for the period ended April 30, 1994, are not necessarily indicative of the operating results to be expected for the full year.



2.   LIABILITIES SUBJECT TO COMPROMISE
     ---------------------------------

     Liabilities subject to compromise as of April 30, 1994 and January 29, 1994 consisted of:

                                           April 30, 1994         January 29, 1994
                                           --------------          ----------------
Secured note payable                         $  4,997,000             $  4,997,000

Unsecured liabilities:

   Accounts payable, trade                     40,656,000               40,881,000
   Other payables and accrued expenses         28,160,000               28,331,000
   Revolving credit debt                       44,520,000               44,520,000
   Chess King acquisition debt                 29,413,000               29,413,000
   Institutional investor notes                65,000,000               65,000,000
                                             ------------             ------------
                                             $212,746,000             $213,142,000
                                             ============             ============


     A plan of reorganization ultimately confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities.

                        MERRY-GO-ROUND ENTERPRISES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
                                  (Unaudited)


     During the first quarter of fiscal 1995, the Company received authorization to pay and did pay approximately $4.5 million of prepetition sales taxes.

     The Company anticipates that it will negotiate with creditors to reconcile claims filed with the Bankruptcy Court to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation. As a result, no provision has been recorded for these possible claims. The Company will recognize the additional liability, if any, as the amounts become subject to reasonable estimation.

     Additional bankruptcy claims and prepetition liabilities may arise from the termination of other contractual obligations and the settlement of contingent and disputed claims. Consequently, the amounts included in the consolidated balance sheet as liabilities subject to compromise may be subject to further adjustment.

     Included in other payables and accrued expenses above are claims by landlords of approximately $3.9 million arising from the rejection of approximately 43 store leases as permitted under the Bankruptcy Code. Of these stores, 15 were leases acquired in the 1993 acquisition of Chess King and were guaranteed by a subsidiary of Melville. Therefore, the lessors of these leases may have a claim against Melville for unpaid lease obligations and breach of contract claims beyond the amounts permitted by the Bankruptcy Code. As part of the purchase agreement, the Company has agreed to indemnify Melville against any loss under its lease guarantees. As a result, Melville may assert claims against the Company for amounts, if any, it is required to pay under the lease guarantees.

     If Melville is required to perform under its lease guarantees relating to these rejected leases, the amount of any claim that would be allowed against the Company in Bankruptcy Court under the indemnification clause of the purchase agreement is uncertain. As a result, the Company has recorded a liability subject to compromise in the amount of the maximum claim permitted by the landlord under the Bankruptcy Code and has not recorded any amount relating to the potential claims by Melville which may arise under the indemnification clause of the purchase agreement. In addition, since landlords are generally required to mitigate losses under the rejected leases, the amount of their losses including the portion of their losses which may represent a claim against Melville, cannot be estimated at this time. The total lease commitments on the rejected Chess King stores in excess of the recorded claims are approximately $2.6 million.

     Additional amounts relating to these stores may be recorded, if necessary, in the period in which, based on the legal status of Melville's claim, it is probable that the Company will be required to reimburse Melville for any amounts paid under the lease guarantees and those amounts can be reasonably estimated. In the event claims arising from the Melville lease guarantees are permitted in Bankruptcy Court, these claims will be prepetition claims and will be subject to the payment terms dictated by a confirmed plan of reorganization.


3.   REORGANIZATION COSTS, NET
     -------------------------

    Reorganization costs recorded in the first quarter of fiscal 1995 consisted of:

    Write-off of leasehold improvements and
      fixtures associated with closed stores                   $2,722,000

    Estimated lease rejection claims                            2,224,000

    Professional fees                                           2,200,000

    Other                                                         244,000

    Interest income                                              (381,000)
                                                               ----------
                                                               $7,009,000
                                                               ==========

4.     INCOME TAX BENEFIT
       ------------------


     The income tax benefit for the first quarter of fiscal 1995 reflects limitations applicable to net operating loss carrybacks resulting from alternative minimum tax rules and the reduced realizability of deferred tax assets.

     In June 1994, the Company received approximately $15.8 million of its refundable income receivable.

                        MERRY-GO-ROUND ENTERPRISES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The Company is a national specialty retailer of contemporary fashions for young men and women. At April 30, 1994, the Company operated 1,388 stores in 44 states and Washington, D.C. The following discussion explains material changes in the results of operations for the first quarter of fiscal years 1995 and 1994 and significant developments affecting financial condition since the end of fiscal 1994.


CHAPTER 11 REORGANIZATION
- - -------------------------


     On January 11, 1994, the Company and two of its subsidiaries, MGR Distribution Corp. and MGRR, Inc., filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Maryland, Baltimore Division.

     The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not reflect all adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, compliance with the debtor-in-possession financing agreement and the ability to generate sufficient cash from operations and financing sources to meet future obligations.


RESULTS OF OPERATIONS
- - ---------------------

     Net sales for the first quarter of fiscal 1995 decreased approximately $16.9 million or 9.1% compared to the first quarter of fiscal 1994.
Comparable store sales decreased 26% and 6.6% in the first quarters of fiscal 1995 and 1994, respectively. The decrease in fiscal 1995 is primarily due to inventory levels being well below desired levels as a result of delays by vendors in accepting and/or beginning production of spring merchandise orders, decreased customer traffic, and the continued impact of a highly promotional retail environment and shift by customers away from higher-priced branded merchandise to lower-priced private label merchandise. The Company believes that these low inventory levels will continue and will have an adverse impact on sales until the fall back-to-school selling season and that it will be necessary to rebuild customer loyalty. The Company expects to continue to experience decreases in comparable store sales at least through the third quarter and that it will report losses for this period. The decrease in fiscal 1994 in comparable store sales was due to a number of factors, including the effects of continuing weakness in consumer confidence and spending patterns, the absence of a clear fashion trend and a shift by the Company's traditional customer base toward lower priced basic fashion merchandise.

     Net sales for May 1994 and 1993 were $52.6 million and $64.2 million, respectively. Comparable store sales for May 1994 decreased 25%.

     Costs of sales, buying and occupancy expenses decreased approximately $1.3 million or 1.0% in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. As a percentage of net sales, these costs increased to 82.3% in the first quarter of fiscal 1995 from 75.5% in the first quarter of fiscal 1994. This increase is due primarily to decreased leverage on fixed occupancy costs resulting from the decrease in sales per square foot to $43 in fiscal 1995 from $67 in fiscal 1994.

     Selling and administrative expenses decreased approximately $8.0 million or 19.1% in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. As a percentage of net sales, these costs increased to 29.6% in the first quarter of fiscal 1995 from 22.5% in the first quarter of fiscal 1994. These increases for the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994 are attributed principally to the increase in the number of stores and decreased leverage on fixed operating expenses resulting from lower average sales.

     Interest expense was $322,000 and $697,000 and interest income was $254,000 and $177,000 for the first quarter of fiscal 1995 and 1994, respectively. Under the Bankruptcy Code, prepetition liabilities do not continue to accrue interest unless the debt is clearly collateralized by assets having current fair market values in excess of the amount of the debt. Therefore, interest has not been accrued on any of the Company's prepetition obligations except for a $10 million note payable secured by the headquarters and distribution center facility. As a result, interest expense for the first quarter of fiscal 1995 has decreased. In addition, interest income in the amount of approximately $381,000 has been classified as a reduction in reorganization costs in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

     In May 1994, the Company closed 22 store locations. The Company anticipates that it will close additional stores in connection with its Chapter 11 proceedings. Since the beginning of the proceedings, the Company also has rejected an aggregate of 43 leases of stores, as permitted under the Bankruptcy Code.

     Reorganization costs which were approximately $7.0 million in the first quarter of fiscal 1995 includes all costs associated with the reorganization under Chapter 11 such as, the write-off of leasehold improvements and fixtures associated with closed stores and estimated lease rejection claims (including costs associated with the store closings and lease rejections noted above), professional fees and certain other expenses. See notes 2 and 3 to the consolidated financial statements for the detail components of reorganization costs and the amounts of payables and accrued expenses subject to compromise associated with the lease rejections.

     Income tax benefit in the first quarter of fiscal 1995 was approximately $3.0 million representing an effective tax rate of 11% compared to income tax expense of approximately $1.1 million representing an effective tax rate of 36.5% in the first quarter of fiscal 1994. The income tax benefit reflects limitations on net operating loss carrybacks resulting from alternative minimum tax rules and reduced realizability of deferred tax assets.

     The net loss for the quarter was approximately $24.1 million compared to net earnings of approximately $2.0 million in the first quarter of fiscal 1994. Earnings before interest, income taxes, depreciation, amortization and reorganization costs (EBITDA), an alternative measure of operating performance generally reported by debtors-in-possession, were approximately negative $10.8 million for the first quarter of fiscal 1995 compared to a positive $11.4 million for the first quarter of fiscal 1994. The decrease in net earnings and EBITDA were the result of the decreases in both total and same store sales. The net loss was also adversely impacted by the costs associated with the Chapter 11 process and the limitations on the tax benefit.

     The results of operations for the period ended April 30, 1993 are not necessarily indicative of the operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     At April 30, 1994, the Company's working capital was approximately $159.6 million and its current ratio was 3.9. Net cash used in operating activities was approximately $30.6 million for the first quarter of fiscal 1995, compared to approximately $15.1 million for the first quarter of fiscal 1994 The increase in net cash used in operating activities is due primarily to an increase in merchandise inventories and decrease in net earnings.

     Property and equipment expenditures for the first quarters of fiscal 1995 and 1994 were approximately $3.2 million and $16.6 million, respectively. Property and equipment expenditures include approximately $900,000 and $5.5 million in the first quarter of fiscal 1995 and 1994, respectively, expended in connection with expanding and equipping the Company's headquarters and distribution center. The other property and equipment expenditures were principally for store openings and remodelings.

     The Company currently expects to open 6 new stores and expand and remodel 25 stores during the remainder of fiscal 1995 at a cost of approximately
$10.6   million.

     In connection with the Chapter 11 filing, the Company entered into and the Bankruptcy Court approved an agreement with certain lenders and The CIT Group/Business Credit, Inc., as agent, to provide unsecured debtor-in-possession financing in the form of a $125 million line-of-credit. The agreement provides for cash borrowings and the issuance of up to $90 million in letters of credit which, in the aggregate, cannot exceed the lower of a "borrowing base", as defined, or $125 million. Cash borrowings bear interest at either a banks prime rate plus 1% or LIBOR plus 2-1/2%, at the option of the Company. The Company is required to meet minimum levels of earnings before interest, income taxes, depreciation, amortization and reorganization costs, maintain specified inventory levels, and limit its capital expenditures and may not pay dividends on its common stock over the term of the agreement. The agreement will terminate on the earlier of April 21, 1996 or the date of consummation of a plan of reorganization.

     The Company believes that working capital at April 30, 1994, anticipated net cash provided by operating activities, the refund of income taxes previously paid and its debtor-in-possession financing should enable the Company to meet its liquidity requirements during fiscal 1995. However, in view of the Chapter 11 reorganization, there is uncertainty with respect to the Company's liquidity.

     The foregoing discussion is designed to comply with the quarterly reporting standards and should be read in conjunction with the more detailed discussion in the 1994 Annual Report.



Item 6.     Exhibits and Reports on Form 8-K
- - --------------------------------------------

     (a)  Exhibits - none

     (b)  Reports on Form 8-K - none

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MERRY-GO-ROUND ENTERPRISES, INC.






DATE   June 14, 1994                   /s/ Isaac Kaufman
    -------------------                -----------------------------------
                                       Isaac Kaufman
                                       Executive Vice President, Secretary and
                                       Treasurer (Principal Financial Officer)




DATE   June 14, 1994                   /s/ Frank C. Peters
    -------------------                -----------------------------------
                                       Frank C. Peters
                                       Vice President and Controller
                                       (Principal Accounting Officer)