Form 10-Q
period 1994-07-30
MERRY GO ROUND ENTERPRISES INC
filed 1994-09-13
CIK 719721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 1994
                               -------------

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission file number  1-10491
                        -------
                          MERRY-GO-ROUND ENTERPRISES, INC.
- - -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Maryland                                  52-0913402
- - -------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


   3300 Fashion Way, Joppa, Maryland                                  21085
- - ----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)


                  410-538-1000
- - ---------------------------------------------------
(Registrant's telephone number, including area code)


Neither name, address nor fiscal year has been changed since the last report.
- - -------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---    ---
Number of shares of Common Stock outstanding as of September 9, 1994:
53,948,283

                        MERRY-GO-ROUND ENTERPRISES, INC.



                                     INDEX



Part I - Financial Information


         Consolidated Statements of Operations (Unaudited) for the
         Six Months Ended July 30, 1994 and July 31, 1993.                   3


         Consolidated Balance Sheets as of July 30, 1994
         (Unaudited) and January 29, 1994                                    4


         Consolidated Statements of Cash Flows (Unaudited) for the
         Six Months Ended July 30, 1994 and July 31, 1993.                   5


         Notes to Consolidated Financial Statements (Unaudited)              6


         Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                 10



Part II- Other Information


         Item 6.  Exhibits and Reports on Form 8-K                          13




         Signatures                                                         14

PART I:  FINANCIAL INFORMATION
- - ------------------------------

                                                  MERRY-GO-ROUND ENTERPRISES, INC.
                                                        DEBTOR-IN-POSSESSION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)



                                                 Three Months Ended               Six Months Ended
                                         -------------------------------    -----------------------------
                                         July 30, 1994    July 31, 1993     July 30, 1994   July 31, 1993
                                         -------------    --------------    -------------   -------------
Net sales                                 $175,969,000     $214,412,000      $344,985,000    $400,339,000
                                          ------------     ------------      ------------    ------------
Costs and expenses:

   Costs of sales, buying
   and occupancy                           145,857,000      163,567,000       284,883,000     303,933,000

   Selling and administrative               51,941,000       53,513,000       101,893,000      95,443,000

   Interest expense, net                       357,000        1,300,000           425,000       1,820,000
                                          ------------     ------------     -------------   -------------
      Total                                198,155,000      218,380,000       387,201,000     401,196,000
                                          ------------     ------------     -------------   -------------

Earnings (loss) before reorganization
    costs and income tax (benefit)
    expense                                (22,186,000)      (3,968,000)      (42,216,000)       (857,000)

Reorganization costs, net (note 3)          20,392,000                -        27,401,000               -
                                          ------------     ------------     -------------   -------------
Earnings (loss) before income tax
   (benefit) expense                       (42,578,000)      (3,968,000)      (69,617,000)       (857,000)

Income tax (benefit) expense (note 4)       (4,684,000)      (1,449,000)       (7,658,000)       (313,000)
                                          ------------     ------------     -------------   -------------
Net earnings (loss)                       $(37,894,000)    $ (2,519,000)     $(61,959,000)  $    (544,000)
                                          ============     ============     =============   =============


Earnings (loss) per share of              $       (.70)    $       (.05)    $       (1.15)  $        (.01)
    common stock                          ============     ============     =============   =============


Weighted average number of
   shares outstanding                       53,938,973       53,911,748        53,935,654      53,896,339
                                          ============     ============     =============   =============














See accompanying notes to consolidated financial statements.

                                                                        Page 4

                                       MERRY-GO-ROUND ENTERPRISES, INC.
                                               DEBTOR-IN-POSSESSION
                                           CONSOLIDATED BALANCE SHEETS

                                                                          July 30, 1994    January 29, 1994
                                                                        ---------------    ----------------
                                                                          (Unaudited)            (Note)
    ASSETS
    ------
Current assets:
   Cash and cash equivalents                                             $ 57,580,000          $113,119,000
   Receivables                                                              4,502,000             3,916,000
   Merchandise inventories                                                128,705,000            71,528,000
   Prepaid expenses and other, including deferred
     income taxes of $3,557,000 and $2,323,000                             13,905,000             4,279,000
   Refundable income taxes                                                  7,283,000            18,026,000
                                                                         ------------          ------------
     Total current assets                                                 211,975,000           210,868,000
                                                                         ------------          ------------
Property and equipment, at cost:
   Land and land improvements                                               5,421,000             5,421,000
   Buildings                                                               32,612,000            37,428,000
   Leasehold improvements                                                 130,995,000           140,301,000
   Furniture, fixtures and equipment                                      174,245,000           183,681,000
                                                                         ------------          ------------
                                                                          343,273,000           366,831,000
   Less accumulated depreciation and amortization                         125,065,000           119,691,000
                                                                         ------------          ------------
     Net property and equipment                                           218,208,000           247,140,000
                                                                         ------------          ------------
Other                                                                       3,815,000             3,871,000
                                                                         ------------          ------------
                                                                         $433,998,000          $461,879,000
                                                                         ============          ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
   Accounts payable, trade                                               $ 30,787,000         $  5,406,000
   Other payables and accrued expenses                                     29,687,000           30,997,000
      Total current liabilities                                          ------------         ------------
                                                                           60,474,000           36,403,000
                                                                         ------------         ------------
Noncurrent liabilities:
   Long-term debt                                                          10,000,000           10,000,000
   Other, including deferred income taxes of $3,382,000 and $648,000       14,313,000           11,113,000
                                                                          -----------         ------------
      Total noncurrent liabilities                                         24,313,000           21,113,000
                                                                          -----------         ------------

Liabilities subject to compromise under reorganization proceedings        219,623,000          213,142,000
   (note 2)                                                               -----------         ------------

Stockholders' equity:
   Common stock of $.01 par value per share:
     Authorized 100,000,000 shares; issued and outstanding 53,948,283
     shares at July 30, 1994 and 53,932,335 shares at January 29, 1994        540,000              539,000
   Additional paid-in capital                                              70,970,000           70,644,000
   Retained earnings                                                       58,078,000          120,038,000
                                                                         ------------         ------------
      Total stockholders' equity                                          129,588,000          191,221,000
                                                                         ------------         ------------
                                                                         $433,998,000         $461,879,000
                                                                         ============         ============





Note - The consolidated balance sheet at January 29, 1994 has been derived from the audited consolidated financial statements at that date.



See accompanying notes to consolidated financial statements.
/TABLE

                                                                     Page 5

                                            MERRY-GO-ROUND ENTERPRISES, INC.
                                                 DEBTOR-IN-POSSESSION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                        Six Months Ended
                                                                             -------------------------------
                                                                              July 30, 1994    July 31, 1993
- - --------------    -------------
Operating activities:
   Net earnings (loss)                                                         ($61,959,000)    $   (544,000)
   Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
      Noncash reorganization items, including $14,625,000 provision for
        loss on disposal of property and equipment                               25,395,000
      Depreciation and amortization                                              18,083,000       16,847,000
      Provision for deferred income taxes                                         1,500,000        1,325,000
      Loss on disposal of property and equipment                                          -        1,083,000
      Amortization of restricted common stock                                       284,000          654,000
      Change in operating assets and liabilities, net of effects of store acquisition:
        (Increase) decrease in:
            Receivables                                                            (829,000)        (699,000)
            Merchandise inventories                                             (57,177,000)     (80,461,000)
            Prepaid expenses and other                                           (8,392,000)      (3,776,000)
            Refundable income taxes                                              10,743,000
            Other assets                                                             (9,000)        (151,000)
         Increase (decrease) in:
            Accounts payable, trade                                              25,381,000       50,164,000
            Other payables and accrued expenses                                  (3,400,000)      (7,786,000)
            Federal and state income taxes payable                                        -       (8,551,000)
            Other noncurrent liabilities                                            466,000        1,646,000
            Operating payables subject to compromise under reorganization plan         (856)           --
                                                                                ------------    -------------
               Net cash used in operating activities                            (50,770,000)     (30,249,000)
                                                                                ------------    -------------

Investing activities:
   Property and equipment expenditures                                           (6,627,000)     (30,675,000)
   Proceeds from sales of property and equipment                                    314,000                -
   Acquisitions of store locations                                                        -      (10,769,000)
                                                                                ------------     ------------
              Net cash used in investing activities                              (6,313,000)     (41,444,000)
                                                                                ------------     ------------

Financing activities:
   Net borrowings under revolving credit agreement                                1,502,000       48,034,000
   Principal payments on long-term debt                                                   -         (322,000)
   Proceeds from issuance of common stock                                            42,000          382,000
   Dividends paid                                                                         -       (1,434,000)
                                                                                ------------     ------------
              Net cash provided by financing activities                           1,544,000       46,660,000
                                                                               ------------     ------------

              Net decrease in cash and cash equivalents                         (55,539,000)     (25,033,000)

Cash and cash equivalents at beginning of period                                113,119,000       40,115,000
                                                                               ------------     ------------

Cash and cash equivalents at end of period                                     $ 57,580,000     $ 15,082,000
                                                                               ============     ============

















See accompanying notes to consolidated financial statements.

                            MERRY-GO-ROUND ENTERPRISES, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ------------------------------------------
                                       (Unaudited)

1.   REORGANIZATION AND BASIS OF REPORTING
     -------------------------------------

    Merry-Go-Round Enterprises, Inc. (the "Company"), a national specialty retailer of contemporary fashions for young men and women, operated 1,314 stores in 44 states and Washington, D.C. at July 30, 1994.

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

     Almost all of the Company's stores are located in enclosed regional shopping malls and are leased. The geographic distribution of the retail stores by regions of the United States was as follows: East North Central, 293 stores; East South Central, 63 stores; Mid-Atlantic, 226 stores; Mountain, 44 stores; New England, 88 stores; Pacific, 125 stores; South Atlantic, 269 stores; West North Central, 53 stores; and West South Central, 153 stores.

     During the first six months of fiscal 1995, the numbers of stores opened, closed and converted to other concepts, were as follows:

                            Open at                                          Open at
                         January 29,   Stores    Stores    Stores            July 30,
                               1994    Opened    Closed    Converted, Net       1994
                            -------    ------    ------    --------------   --------
Concept
- - -------
Merry-Go-Round                517         -       (21)          10             506
Dejaiz/Attivo                 395         -       (29)         (20)            346
Chess King                    417         5       (42)         (92)            288
Cignal                         80         -        (3)           2              79
Club International             20         -        (4)           -              16
Boogies Diner                   5         -        (1)           -               4
Fashion Outlets                 -         -       (25)         100              75
                            -----       ---       ---         ----           -----
                            1,434         5      (125)           -           1,314
                            -----       ---       ---         ----           -----

     During the first quarter of fiscal 1995, the Company converted the merchandising strategy for 101 store locations to offer prior season clearance and "off-price" branded merchandise. Since conversion, 25 of these stores have been closed.

     In August and the first two weeks of September 1994, the Company closed 33 store locations. In return for an extension through January 31, 1995, of its time to assume or reject leases under the Chapter 11 proceedings, which otherwise would have expired on August 31, 1994, the Company agreed to notify certain landlords by September 8, 1994, of stores to be closed by September 18, 1994, and reject the related leases. Any stores leased by these landlords not rejected in accordance with this agreement must remain open through December 31, 1994, except in the event of a natural lease expiration. The Company plans, pursuant to this agreement, to close 28 additional stores on or before September 17, 1994. A portion of the stores leased by the Company are unaffected by this agreement. After December 31, 1994, the Company's right to reject real estate leases as permitted under Chapter 11 will be fully restored as to all stores and will remain in effect through January 31, 1995. The Company anticipates that it may reject additional leases and close the related stores, although the number of stores which would be affected is undetermined at this time.

     Liabilities subject to compromise (see note 2) in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of July 30, 1994, subject to adjustment in the reorganization process. Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of January 11, 1994. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization confirmed by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of contingent and disputed claims. The ultimate resolution of such liabilities will be addressed as part of a plan of reorganization.

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

     The results of operations for the period ended July 30, 1994, are not necessarily indicative of the operating results to be expected for the full year.


2.   LIABILITIES SUBJECT TO COMPROMISE
     ---------------------------------

     Liabilities subject to compromise as of July 30, 1994 and January 29, 1994 consisted of:
                                                 July 30, 1994         January 29, 1994
                                         --------------         ----------------
Secured note payable                       $  4,997,000             $  4,997,000

Unsecured liabilities:
   Accounts payable, trade                   40,181,000               40,881,000
   Other payables and accrued expenses       35,512,000               28,331,000
   Revolving credit debt                     44,520,000               44,520,000
   Chess King acquisition debt               29,413,000               29,413,000
   Institutional investor notes              65,000,000               65,000,000
                                          -------------             ------------
                                           $219,623,000             $213,142,000
                                          =============             ============

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

     Additional bankruptcy claims and prepetition liabilities may arise from the termination of other contractual obligations and the settlement of contingent and disputed claims. Consequently, the amounts included in the consolidated balance sheets as liabilities subject to compromise may be subject to further adjustment.

     Included in other payables and accrued expenses above are claims by landlords of approximately $8.9 million arising from the rejection of approximately 88 store leases as permitted under the Bankruptcy Code. Of these stores, 26 were leases acquired in the 1993 acquisition of Chess King and were guaranteed by a subsidiary of Melville. Therefore, the lessors of these leases may have a claim against Melville for unpaid lease obligations and breach of contract claims beyond the amounts permitted by the Bankruptcy Code. As part of the purchase agreement, the Company has agreed to indemnify Melville against any loss under its lease guarantees. As a result, Melville may assert claims against the Company for amounts, if any, it is required to pay under the lease guarantees.

     If Melville is required to perform under its lease guarantees relating to these rejected leases, the amount of any allowed claim against the Company in Bankruptcy Court under the indemnification clause of the purchase agreement is uncertain. As a result, the Company has recorded a liability subject to compromise in the amount of the maximum claim permitted by the landlord under the Bankruptcy Code and has not recorded any amount relating to the potential claims by Melville which may arise under the indemnification clause of the purchase agreement. In addition, since landlords are generally required to mitigate losses under the rejected leases, the amount of their losses including the portion of their losses which may represent a claim against Melville, cannot be estimated at this time. The total lease commitments on the rejected Chess King stores in excess of the recorded claims are approximately $4.6 million.

     Additional amounts relating to these stores will be recorded, if necessary, in the period in which, based on the legal status of Melville's claim, it is probable that the Company will be required to reimburse Melville for any amounts paid under the lease guarantees and those amounts can be reasonably estimated. In the event claims arising from the Melville lease guarantees are permitted in Bankruptcy Court, these claims will be prepetition claims and will be subject to the payment terms dictated by a confirmed plan of reorganization.


3.   REORGANIZATION COSTS, NET
     -------------------------

                                               Three Months Ended       Six Months Ended
                                                  July 30, 1994           July 30, 1994
                                               ------------------       ----------------

    Reorganization costs consisted of:

    Write-off of leasehold improvements
      and fixtures associated with
      closed stores                               $  11,903,000             $  14,625,000

    Estimated lease rejection claims                  5,127,000                 7,351,000

    Professional fees                                 1,821,000                 4,021,000

    Other                                             1,922,000                 2,166,000

    Interest income                                    (381,000)                 (762,000)
                                                     ----------                ----------
                                                  $  20,392,000             $  27,401,000
                                                     ==========                ==========

4.   INCOME TAX BENEFIT
     ------------------


     The income tax benefit for the second quarter and first six months of fiscal 1995 reflects limitations applicable to net operating loss carrybacks resulting from alternative minimum tax rules and the reduced realizability of deferred tax assets.

                          MERRY-GO-ROUND ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company is a national specialty retailer of contemporary fashions for young men and women. At July 30, 1994, the Company operated 1,314 stores in 44 states and Washington, D.C. The following discussion explains material changes in the results of operations for the first six months of fiscal years 1995 and 1994 and significant developments affecting financial condition since the end of fiscal 1994.


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

RESULTS OF OPERATIONS
- - ---------------------

     Net sales for the second quarter of fiscal 1995 and 1994 were approximately $176.0 million and $214.4 million, respectively, a decrease of 17.9%. Average sales per store (average sales per store for all stores open during the period), decreased 14.6% while comparable store sales (sales of stores which were open in both comparable periods), decreased 19.7% in the second quarter of fiscal 1995. Net sales for the first six month of fiscal 1995 and 1994 were $345.0 million and $400.3 million, respectively, a decrease of 13.8%. Average sales per store decreased 25.0% while comparable store sales decreased 22.8% in the first six months of fiscal 1995. The decrease in sales in the second quarter is the result of lower than desired inventory levels which were due to the continued impact of delays by vendors early in the quarter in accepting and/or beginning production of spring merchandise orders and of decreased customer traffic in the DJ's/Attivo concept. The decline in customer traffic in the DJ's/Attivo concept is primarily the result of the major change in the merchandise package carried in these stores. Previously, the DJ's/Attivo merchandise package was targeted at trendy fashion forward young men. As part of the Company's reorganization, the focus has been moved toward a slightly older, slightly more conservative consumer. The new package has not yet gained wide acceptance in the market due to the significance of the change and the short time the package has been in the stores. Sales decreased for the six month period due to these factors as well as decreased customer traffic in the Company's stores in the first quarter of fiscal 1995, the closing of 125 stores and the continued impact of a highly promotional retail environment and shift by customers away from higher-priced branded merchandise to lower-priced private label merchandise. Toward the end of the second quarter, the Company experienced delays in receiving certain international shipments. The resulting inventory levels, which were lower than expected, have continued to have an adverse impact on the beginning of the third quarter. The Company believes that the decreased customer traffic in the DJ's/Attivo concept also will continue to have an adverse impact on sales through the third and fourth quarters. In the second quarter of fiscal 1994 comparable store sales decreased 6.7% due to a number of factors, including the effects of continuing weakness in consumer confidence and spending patterns, the absence of a clear fashion trend and a shift by the Company's traditional customer base toward lower priced basic fashion merchandise.

     Net sales for August 1994 and 1993 were $76.3 million and $93.5 million, respectively. Average sales per store for August, 1994 decreased 8% while comparable store sales for August, 1994 decreased 13%.

     Costs of sales, buying and occupancy expenses decreased approximately $17.7 million or 10.8% in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994. These costs decreased approximately $19.1 million or 6.3% in the first six months of fiscal 1995. As a percentage of net sales, these costs increased to 82.9% in the second quarter of fiscal 1995 from 76.3% in the second quarter of fiscal 1994 and to 82.6% in the first six months of fiscal 1995 from 75.9% in the first six months of fiscal 1994. These increases are due primarily to decreased leverage on fixed occupancy costs resulting from the decrease in sales per square foot to approximately $50.00 in the second quarter of fiscal 1995 from approximately $58.00 in the second quarter of fiscal 1994.

     Selling and administrative expenses decreased approximately $1.6 million or 2.9% in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994. These costs increased approximately $6.5 million or 6.8% in the first six months of fiscal 1995. As a percentage of net sales, these costs increased to 29.5% in the second quarter of fiscal 1995 from 25.0% in the second quarter of fiscal 1994 and to 29.5% in the first six months of fiscal 1995 from 23.8% in the same period last year. The decrease in selling and administrative expenses in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 is the result of reduced sales volumes. As a percentage of sales, these costs have increased due to decreased leverage on fixed operating expenses resulting from lower average sales. In addition, selling and administrative expenses for the first six months of the year have increased due to the increase in the number of stores operating during the period, primarily arising from the Chess King acquisition in May, 1993.

     Interest expense was $423,000 and $1,309,000 and interest income was $66,000 and $9,000 for the second quarters of fiscal 1995 and 1994, respectively. Interest expense was $745,000 and $2,005,000 and interest income was $320,000 and $185,000 for the first six months of fiscal 1995 and 1994, respectively. Under the Bankruptcy Code, prepetition liabilities do not continue to accrue interest unless the debt is clearly collateralized by assets having current fair market values in excess of the amount of the debt. Therefore, interest has not been accrued on any of the Company's prepetition obligations except for a $10 million note payable secured by the Company's headquarters and distribution center facility. As a result, interest expense in fiscal 1995 has decreased. In addition, interest income in the amount of approximately $381,000 in the second quarter and $762,000 in the first six months of fiscal 1995, has been classified as a reduction in reorganization costs in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

     During the first quarter of fiscal 1995, the Company converted the merchandising strategy for 101 store locations to offer prior season clearance and "off-price" branded merchandise. Since conversion, 25 of these stores have been closed.

     In August and the first two weeks of September 1994, the Company closed 33 store locations. In return for an extension through January 31, 1995, of its time to assume or reject leases under the Chapter 11 proceedings, which otherwise would have expired on August 31, 1994, the Company agreed to notify certain landlords by September 8, 1994, of stores to be closed by September 18, 1994, and reject the related leases. Any stores leased by these landlords not rejected in accordance with this agreement must remain open through December 31, 1994, except in the event of a natural lease expiration. The Company plans, pursuant to this agreement, to close 28 additional stores on or before September 17, 1994. A portion of the stores leased by the Company are unaffected by this agreement. After December 31, 1994, the Company's right to reject real estate leases as permitted under Chapter 11 will be fully restored as to all stores and will remain in effect through January 31, 1995. The Company anticipates that it may reject additional leases and close the related stores, although the number of stores which would be affected is undetermined at this time.

     Reorganization costs, which were approximately $20.4 million in the second quarter and $27.4 million in the first six months of fiscal 1995, include all costs associated with the reorganization under Chapter 11 such as, the write-off of leasehold improvements and fixtures associated with closed stores, estimated lease rejection claims, professional fees and certain other expenses. See note 3 to the consolidated financial statements for the detail components of reorganization costs.

     Income tax benefit was approximately $4.7 million and $7.7 million for the second quarter and first six months of fiscal 1995 representing an effective tax rate of 11% compared to approximately $1.4 million and $313,000 in the second quarter and first six months of fiscal 1994 representing an effective tax rate of 36.5%. The income tax benefit reflects limitations on net operating loss carrybacks resulting from alternative minimum tax rules and reduced realizability of deferred tax assets.

     The net loss was approximately $37.9 million and $62.0 million compared to $2.5 million and $544,000 in the second quarter and first six months of fiscal 1995 and 1994, respectively. Earnings before interest, income taxes, depreciation, amortization and reorganization costs (EBITDA), an alternative measure of operating performance generally reported by debtors-in-possession, were approximately negative $12.8 million for the second quarter of fiscal 1995 compared to a positive $6.4 million for the second quarter of fiscal 1994. EBITDA for the first six months of fiscal 1995 was approximately negative $23.7 million compared to positive $17.8 million in the same period last year. The decrease in net earnings and EBITDA were the result of the decreases in both total and same store sales. The net loss was also adversely impacted by the costs associated with the Chapter 11 process and the limitations on the tax benefit.

     The results of operations for the three and six month periods ended July 30, 1994 are not necessarily indicative of the operating results to be expected for the full year.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     At July 30, 1994, the Company's working capital was approximately $151.5 million and its current ratio was 3.5. Net cash used in operating activities was approximately $50.8 million for the first six months of fiscal 1995, compared to approximately $30.2 million for the first six months of fiscal 1994.

     The increase in net cash used in operating activities is due primarily to an increase in the net loss for the first six months of fiscal 1995, partially offset by a smaller increase in inventory levels than during the first six months of fiscal 1994.

     Property and equipment expenditures for the first six months of fiscal 1995 were approximately $6.6 million compared to $30.7 million in the same period last year. Property and equipment expenditures were principally for store remodelings.

     The Company currently expects to open 4 new stores and expand and remodel 20 stores during the remainder of fiscal 1995 at a cost of approximately $7.2 million. In addition, the Company plans to spend an additional $3.3 million on other capital projects.

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

     The Company believes that working capital at July 30, 1994, anticipated net cash provided by operating activities and its debtor-in-possession financing should enable the Company to meet its liquidity requirements during fiscal 1995. However, in view of the Chapter 11 reorganization, there is uncertainty with respect to the Company's liquidity.

     The foregoing discussion is designed to comply with the quarterly reporting standards and should be read in conjunction with the more detailed discussion in the 1994 Annual Report.

Item 6.     Exhibits and Reports on Form 8-K
- - --------------------------------------------
   (a)  Exhibits

        10(z)  Third Amendment to Revolving Credit Agreement

        27     Financial Data Schedule (filed by EDGAR)

   (b)  Reports on Form 8-K - none

                                     SIGNATURES
                                     ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MERRY-GO-ROUND ENTERPRISES, INC.




DATE  September 13, 1994               /s/ Isaac Kaufman
      ------------------               --------------------------------------
                                       Isaac Kaufman
                                       Executive Vice President, Secretary and
                                       Treasurer (Principal Financial Officer)




DATE  September 13, 1994               /s/ Frank C. Peters
      ------------------               --------------------------------------
                                       Frank C. Peters
                                       Vice President and Controller
                                       (Principal Accounting Officer)