Form 10-Q/A
period 1994-07-30
MERRY GO ROUND ENTERPRISES INC
filed 1994-09-19
CIK 719721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q/A




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

This report on Form 10-Q/A is being filed by Merry-Go-Round Enterprises, Inc. (the "Company") to correct a typographical error in the Company's unaudited Consolidated Statements of Cash Flows located on page five of the Company's report on Form 10-Q filed with the Commission on September 13, 1994.





                        MERRY-GO-ROUND ENTERPRISES, INC.



                                     INDEX



Part I - Financial Information


         Consolidated Statements of Operations (Unaudited) for the
         Six Months Ended July 30, 1994 and July 31, 1993.                   3


         Consolidated Balance Sheets as of July 30, 1994
         (Unaudited) and January 29, 1994                                    4


         Consolidated Statements of Cash Flows (Unaudited) for the
         Six Months Ended July 30, 1994 and July 31, 1993.                   5


         Notes to Consolidated Financial Statements (Unaudited)              6


         Signatures                                                         10

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



See accompanying notes to consolidated financial statements.
/TABLE

                                                                      Page 5

                                            MERRY-GO-ROUND ENTERPRISES, INC.
                                                 DEBTOR-IN-POSSESSION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                        Six Months Ended
                                                                             -------------------------------
                                                                              July 30, 1994    July 31, 1993
                                                                             --------------    -------------
Operating activities:
   Net earnings (loss)                                                         ($61,959,000)    $   (544,000)
   Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
      Noncash reorganization items, including $14,625,000 provision for
        loss on disposal of property and equipment                               25,395,000
      Depreciation and amortization                                              18,083,000       16,847,000
      Provision for deferred income taxes                                         1,500,000        1,325,000
      Loss on disposal of property and equipment                                          -        1,083,000
      Amortization of restricted common stock                                       284,000          654,000
      Change in operating assets and liabilities, net of effects of store acquisition:
        (Increase) decrease in:
            Receivables                                                            (829,000)        (699,000)
            Merchandise inventories                                             (57,177,000)     (80,461,000)
            Prepaid expenses and other                                           (8,392,000)      (3,776,000)
            Refundable income taxes                                              10,743,000
            Other assets                                                             (9,000)        (151,000)
         Increase (decrease) in:
            Accounts payable, trade                                              25,381,000       50,164,000
            Other payables and accrued expenses                                  (3,400,000)      (7,786,000)
            Federal and state income taxes payable                                        -       (8,551,000)
            Other noncurrent liabilities                                            466,000        1,646,000
            Operating payables subject to compromise under reorganization plan     (856,000)           --
                                                                                ------------    -------------
               Net cash used in operating activities                            (50,770,000)     (30,249,000)
                                                                                ------------    -------------

Investing activities:
   Property and equipment expenditures                                           (6,627,000)     (30,675,000)
   Proceeds from sales of property and equipment                                    314,000                -
   Acquisitions of store locations                                                        -      (10,769,000)
                                                                                ------------     ------------
              Net cash used in investing activities                              (6,313,000)     (41,444,000)
                                                                                ------------     ------------

Financing activities:
   Net borrowings under revolving credit agreement                                1,502,000       48,034,000
   Principal payments on long-term debt                                                   -         (322,000)
   Proceeds from issuance of common stock                                            42,000          382,000
   Dividends paid                                                                         -       (1,434,000)
                                                                                ------------     ------------
              Net cash provided by financing activities                           1,544,000       46,660,000
                                                                               ------------     ------------

              Net decrease in cash and cash equivalents                         (55,539,000)     (25,033,000)

Cash and cash equivalents at beginning of period                                113,119,000       40,115,000
                                                                               ------------     ------------

Cash and cash equivalents at end of period                                     $ 57,580,000     $ 15,082,000
                                                                               ============     ============













See accompanying notes to consolidated financial statements.
/TABLE

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

                                     SIGNATURES
                                     ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MERRY-GO-ROUND ENTERPRISES, INC.




DATE  September 19, 1994               /s/ Isaac Kaufman
      ------------------               --------------------------------------
                                       Isaac Kaufman
                                       Executive Vice President, Secretary and
                                       Treasurer (Principal Financial Officer)




DATE  September 19, 1994               /s/ Frank C. Peters
      ------------------               --------------------------------------
                                       Frank C. Peters
                                       Vice President and Controller
                                       (Principal Accounting Officer)