Form 10-Q
period 1994-10-29
MERRY GO ROUND ENTERPRISES INC
filed 1994-12-13
CIK 719721

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

For the quarterly period ended  October 29, 1994
                                ----------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    ---------

Commission file number 1-10491
                       -------

                      MERRY-GO-ROUND ENTERPRISES, INC.
- - ---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Maryland                                   52-0913402
- - ------------------------------        ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

   3300 Fashion Way, Joppa, Maryland                         21085
- - ----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

           410-538-1000
- - ----------------------------------------------------
(Registrant's telephone number, including area code)


Neither name, address nor fiscal year has been changed since last report
- - --------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   -----  -----
Number of shares of Common Stock outstanding as of
December 12, 1994:       53,947,007
                     ------------------

                      MERRY-GO-ROUND ENTERPRISES, INC.


                                   INDEX
                                  -------


Part I - Financial Information


      Consolidated Statements of Operations (Unaudited) for the
      Three Months and Nine Months Ended October 29, 1994
      and October 30, 1993                                             3


      Consolidated Balance Sheets as of October 29, 1994
      (Unaudited) and January 29, 1994                                 4


      Consolidated Statements of Cash Flows (Unaudited) for the
      Nine Months Ended October 29, 1994 and October 30, 1993          5


      Notes to Consolidated Financial Statements (Unaudited)           6


      Management's Discussion and Analysis of Results of
      Operations and Financial Condition                              11


Part II - Other Information

           Item 6  Exhibits and Reports on Form 8-K                   14

                   (a)  Exhibits
                   (b)  Reports on Form 8-K                           14

           Signatures                                                 15

PART I:  FINANCIAL INFORMATION
- - ------------------------------

                        MERRY-GO-ROUND ENTERPRISES, INC.
                              DEBTOR-IN-POSSESSION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                         Three Months Ended               Nine Months Ended
                                  ------------------------------     -----------------------------
                                  Oct. 29, 1994    Oct. 30, 1993     Oct. 29, 1994   Oct. 30, 1993
                                  -------------   --------------     --------------  -------------
Net sales                          $199,090,000     $255,473,000      $544,075,000    $655,812,000
                                   ------------     ------------      ------------    ------------
Costs and expenses:

   Costs of sales, buying
   and occupancy (note 4)           154,135,000      254,174,000       439,017,000     558,107,000

   Selling and administrative        52,416,000       59,479,000       154,310,000     154,922,000

   Interest expense, net                486,000        2,485,000           911,000       4,305,000
                                   ------------     ------------      ------------    ------------
      Total                         207,037,000      316,138,000       594,238,000     717,334,000
                                   ------------     ------------      ------------    ------------


Loss before reorganization
    costs and income tax benefit
    expense                          (7,947,000)     (60,665,000)      (50,163,000)    (61,522,000)

Reorganization costs, net (note 3)    6,470,000                -        33,871,000               -
                                   ------------     ------------      ------------    ------------
Loss before income tax benefit      (14,417,000)     (60,665,000)      (84,034,000)    (61,522,000)

Income tax benefit (note 5)          (4,107,000)     (22,143,000)      (11,765,000)    (22,456,000)
                                   ------------     ------------      ------------    ------------
Net loss                           $(10,310,000)    $(38,522,000)     $(72,269,000)   $(39,066,000)
                                   ============     ============      ============    ============


Loss per share of common stock     $       (.19)    $       (.71)     $      (1.34)   $      (.72)
                                   ============     ============      =============   ============

Weighted average number of
   shares outstanding                53,947,824       53,921,425        53,939,711      53,904,701
                                   ============     ============      ============    ============












See accompanying notes to consolidated financial statements.

                                                                         Page 4

                                      MERRY-GO-ROUND ENTERPRISES, INC.

                                        CONSOLIDATED BALANCE SHEETS


                                                                    October 29, 1994       January 29, 1994
                                                                    ----------------       ----------------
     ASSETS                                                             (Unaudited)              (Note)
Current assets:
   Cash and cash equivalents                                            $ 12,344,000           $113,119,000
   Receivables                                                             5,211,000              3,916,000
   Merchandise inventories                                               168,053,000             71,528,000
   Prepaid expenses and other, including deferred income taxes of
   $2,883,000 and $2,323,000                                               9,295,000              4,279,000
   Refundable income taxes                                                10,682,000             18,026,000
                                                                        ------------           ------------
      Total current assets                                               205,585,000            210,868,000
                                                                        ------------           ------------

Property and equipment, at cost:
   Land and land improvements                                              5,431,000              5,421,000
   Buildings                                                              32,625,000             37,428,000
   Leasehold improvements                                                132,378,000            140,301,000
   Furniture, fixtures and equipment                                     178,116,000            183,681,000
                                                                        ------------           ------------
                                                                         348,550,000            366,831,000
  Less accumulated depreciation and amortization                         133,213,000            119,691,000
                                                                        ------------           ------------
      Net property and equipment                                         215,337,000            247,140,000
                                                                        ------------           ------------
Other                                                                      3,925,000              3,871,000
                                                                        ------------           ------------
                                                                        $424,847,000           $461,879,000
                                                                        ============           ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                              $ 30,452,000           $  5,406,000
   Other payables and accrued expenses                                    28,999,000             30,997,000
   Borrowings under line of credit                                         4,230,000                      -
                                                                        ------------           ------------
      Total current liabilities                                           63,681,000             36,403,000
                                                                        ------------           ------------
Noncurrent liabilities:
   Long-term debt                                                         10,000,000             10,000,000
   Other, including deferred income taxes of $1,873,000 and
   $648,000                                                               12,122,000             11,113,000
                                                                        ------------           ------------
      Total noncurrent liabilities                                        22,122,000             21,113,000
                                                                        ------------           ------------

Liabilities subject to compromise under reorganization
  proceedings (note 2)                                                   219,600,000            213,142,000
                                                                        ------------           ------------
Stockholders' equity:
   Common stock of $.01 par value per share:
      Authorized 100,000,000 shares; issued and outstanding
      53,953,007 shares at October 29, 1994 and 53,932,335
      shares at January 29, 1994                                             540,000                539,000
   Additional paid-in capital                                             71,135,000             70,644,000
   Retained earnings                                                      47,769,000            120,038,000
                                                                        ------------           ------------
      Total stockholders' equity                                         119,444,000            191,221,000
                                                                        ------------           ------------
                                                                        $424,847,000           $461,879,000
                                                                        ============           ============

Note:  The consolidated balance sheet at January 29, 1994 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

                                                                                                     Page 5

                                        MERRY-GO-ROUND ENTERPRISES, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                              Nine Months Ended
                                                                      ------------------------------------
                                                                      October 29, 1994    October 30, 1993
                                                                      ----------------    ----------------
Operating activities:
   Net loss                                                               $(72,269,000)       $(39,066,000)

   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Non cash reorganization items, including $14,625,000
       for loss on disposal of property and equipment                       27,504,000                   -
       Special charge (note 4)                                                       -          55,293,000
       Depreciation and amortization                                        26,068,000          26,870,000
       Deferred income taxes                                                   665,000          (3,256,000)
       Loss on disposal of property and equipment                                    -             978,000
       Amortization of restricted common stock                                 449,000             981,000
       Change in operating assets and liabilities, net of effects of acquisitions of store locations:
         (Increase) decrease in:
            Receivables                                                     (1,624,000)           (732,000)
            Merchandise inventories                                        (96,525,000)        (86,388,000)
            Prepaid expenses                                                (4,875,000)         (1,846,000)
            Refundable income taxes                                          7,344,000         (21,656,000)
            Other assets                                                       (54,000)            (51,000)
         Increase (decrease) in:
            Accounts payable, trade                                         25,046,000          18,757,000
            Other payables and accrued expenses                             (4,173,000)        (11,167,000)
            Federal and state income taxes payable                                   -          (8,039,000)
            Other noncurrent liabilities                                      (216,000)          2,560,000
            Operating payables subject to compromise under
            reorganization proceedings                                        (893,000)                  -
                                                                          ------------        ------------
               Net cash used in operating activities                       (93,553,000)        (66,762,000)
                                                                          ------------        ------------


Investing activities:
   Property and equipment expenditures                                     (11,809,000)        (41,901,000)
   Proceeds from sales of property and equipment                               314,000             314,000
   Acquisitions of store locations                                                   -         (10,769,000)
                                                                          ------------        ------------
               Net cash used in investing activities                       (11,495,000)        (52,356,000)
                                                                           ------------        ------------

Financing activities:
   Net borrowing under revolving credit arrangement                          4,230,000          42,273,000
   Borrowing under notes payable                                                     -          65,000,000
   Repayment of notes payable                                                        -         (15,000,000)
   Principal payments on long-term debt                                              -            (428,000)
   Proceeds from issuance of common stock                                       43,000             461,000
   Dividends paid                                                                    -          (2,150,000)
                                                                          ------------        ------------
               Net cash provided by financing activities                     4,273,000          90,156,000
                                                                          ------------        ------------

               Net decrease in cash and cash equivalents                  (100,775,000)        (28,962,000)

Cash and cash equivalents at beginning of period                           113,119,000          40,115,000
                                                                          ------------        ------------

Cash and cash equivalents at end of period                                $ 12,344,000        $ 11,153,000
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

                                                                         Page 6
                            MERRY-GO-ROUND ENTERPRISES, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ------------------------------------------
                                       (Unaudited)

1.   REORGANIZATION AND BASIS OF REPORTING
     -------------------------------------

    Merry-Go-Round Enterprises, Inc. (the "Company"), a national specialty retailer of contemporary fashions for young men and women, operated 1,230 stores in 43 states and Washington, D.C. at October 29, 1994.

     As a result of certain events in the third and fourth quarters of fiscal 1994, on January 11, 1994, the Company and certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Chapter 11")in the United States Bankruptcy Court for the District of Maryland, Baltimore Division (the "Bankruptcy Court"). The Company and its subsidiaries are presently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and intend to propose a plan of reorganization pursuant to Chapter 11. As debtors-in-possession, the Company and its subsidiaries may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court.

     Almost all of the Company's stores are located in enclosed regional shopping malls and are leased. The geographic distribution of the retail stores by regions of the United States was as follows: East North Central, 276 stores; East South Central, 59 stores; Mid-Atlantic, 212 stores; Mountain, 42 stores; New England, 86 stores; Pacific, 116 stores; South Atlantic, 247 stores; West North Central, 49 stores; and West South Central, 143 stores.

     During the first nine months of fiscal 1995, the numbers of stores opened, closed and converted to other concepts, were as follows:

                          Open at                                     Open at
                       January 29,   Stores    Stores    Stores    October 29,
                             1994    Opened    Closed    Converted       1994
                          -------    ------    ------    ---------   --------
Concept
- - -------
Merry-Go-Round              517         1        (37)        10         491
DJ's                        395         -        (43)       (30)        322
Chess King                  417         1        (61)       (61)        296
Cignal                       80         -         (4)         2          78
Club International           20         -        (13)        (1)          6
Boogies Diner                 5         -         (2)         -           3
Fashion Outlets               -         -        (46)        80          34
                          -----       ---        ---       ----       -----
                          1,434         2       (206)         -       1,230
                          -----       ---        ---       ----       -----

     During the first quarter of fiscal 1995, the Company converted the merchandising strategy for 101 store locations to offer prior season clearance and "off-price" branded merchandise. Since conversion, 46 of these stores have been closed and 21 have converted to other concepts.

     The Company's right to assume and reject leases under the U.S. Bankruptcy Code currently expires January 31, 1995. The Company anticipates that it will reject additional leases and close the related stores, although the number of stores which would be affected is undetermined at this time.

     Liabilities subject to compromise (see note 2) in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of October 29, 1994, subject to adjustment in the reorganization process. Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of January 11, 1994. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization confirmed by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of contingent and disputed claims. The ultimate resolution of such liabilities will be addressed as part of a plan of reorganization.

     The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities are subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not reflect adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, compliance with the debtor-in-possession financing agreement, and the ability to generate sufficient cash from operations and financing sources to meet future obligations.

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

     The results of operations for the period ended October 29, 1994, are not necessarily indicative of the operating results to be expected for the full year.

2.   LIABILITIES SUBJECT TO COMPROMISE
     ---------------------------------

     Liabilities subject to compromise as of October 29, 1994 and January 29, 1994 consisted of:

                                      October 29, 1994         January 29, 1994
                                      ----------------         ----------------
Secured note payable                    $  4,997,000              $  4,997,000

Unsecured liabilities:
   Accounts payable, trade                40,271,000                40,881,000
   Other payables and accrued expenses    35,399,000                28,331,000
   Revolving credit debt                  44,520,000                44,520,000
   Chess King acquisition debt            29,413,000                29,413,000
   Institutional investor notes           65,000,000                65,000,000
                                        ------------              ------------
                                        $219,600,000              $213,142,000
                                        ============              ============

     A plan of reorganization ultimately confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities.

     The deadline for creditors to file proofs of claim against the Company in Bankruptcy Court was October 14, 1994. The Company anticipates that it will negotiate with creditors to reconcile these claims to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation. As a result, no provision has been recorded for these possible claims. The Company will recognize the additional liability, if any, as the amounts become subject to reasonable estimation.

     Additional bankruptcy claims and prepetition liabilities may arise from the termination of other contractual obligations and the settlement of contingent and disputed claims. Consequently, the amounts included in the consolidated balance sheet as liabilities subject to compromise may be subject to further adjustment.

     Included in other payables and accrued expenses above are claims by landlords, which are permitted by the Bankruptcy Code, of approximately $9.0 million arising from the rejection of approximately 90 store leases. Of these stores, 29 were leases acquired in the 1993 acquisition of Chess King and were guaranteed by a subsidiary of Melville. Therefore, the related lessors may have a claim against Melville for unpaid lease obligations and breach of contract claims beyond the amounts permitted by the Bankruptcy Code. As part of the purchase agreement, the Company has agreed to indemnify Melville against any loss under its lease guarantees. As a result, Melville may assert claims against the Company for amounts, if any, it is required to pay under the lease guarantees.

     If Melville is required to perform under its lease guarantees relating to these rejected leases, the amount of any allowed claim against the Company in Bankruptcy Court under the indemnification clause of the purchase agreement is uncertain. As a result, the Company has recorded a liability subject to compromise in the amount of the maximum claim permitted under the Bankruptcy Code and has not recorded any amount relating to the potential claims by Melville which may arise under the indemnification clause of the purchase agreement. In addition, since landlords are generally required to mitigate losses under the rejected leases, the amount of their losses including the portion of their losses which may represent a claim against Melville, cannot be estimated at this time. The total lease commitments on the rejected Chess King stores in excess of the recorded claims are approximately $6.1 million.

     Additional amounts relating to these stores will be recorded, if necessary, in the period in which, based on the legal status of Melville's claim, it becomes probable that the Company will be required to reimburse Melville for any amounts paid under the lease guarantees and those amounts can be reasonably estimated. In the event claims arising from the Melville lease guarantees are permitted in Bankruptcy Court, these claims will be prepetition claims and will be subject to the payment terms dictated by a confirmed plan of reorganization.

3.   REORGANIZATION COSTS, NET
     -------------------------

    Reorganization costs consisted of:
                                               Three Months Ended      Nine Months Ended
                                                October 29,1994         October 29, 1994
                                               ------------------      -----------------
    Write-off of leasehold improvements
      and fixtures associated with
      closed stores                               $           -           $ 14,625,000

    Estimated lease rejection claims                          -              7,351,000

    Professional fees                                 3,230,000              7,251,000

    Loss from store operations related to
      store closing sales                             1,915,000              1,915,000

    Other                                             1,432,000              3,598,000

    Interest income                                    (107,000)              (869,000)
                                                   ------------           ------------
                                                   $  6,470,000           $ 33,871,000
                                                   ============           ============

4.     SPECIAL CHARGE
       --------------

       In the quarter ended October 30, 1993, the Company recorded a special charge of $55.3 million before the applicable income tax benefit. Of such amount, approximately $54.8 million is included in cost of sales, buying and occupancy expenses and the remaining $500,000 is included in selling and administrative expenses. Net of the related income tax benefit of approximately $20.2 million, the special charge was $35.1 million.


       The special charge included the following items:

            Inventory write-down                                          $ 43,300,000

            Write-off of leasehold improvements and fixtures                 9,200,000

            Provision for lease obligations                                  2,300,000

            Other                                                              500,000
                                                                         -------------
                                                                          $ 55,300,000
                                                                         =============

5.     INCOME TAX BENEFIT
       ------------------


     The income tax benefit for the third quarter and first nine months of fiscal 1995 reflect limitations applicable to net operating loss carrybacks resulting from alternative minimum tax rules and the reduced realizability of deferred tax assets.

                                                                      Page 11
                          MERRY-GO-ROUND ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company is a national specialty retailer of contemporary fashions for young men and women. At October 29, 1994, the Company operated 1,230 stores in 43 states and Washington, D.C. The following discussion explains material changes in the results of operations for the first nine months of fiscal years 1995 and 1994 and significant developments affecting financial condition since the end of fiscal 1994.


CHAPTER 11 REORGANIZATION
- - -------------------------

     On January 11, 1994, the Company and certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Maryland, Baltimore Division.

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

RESULTS OF OPERATIONS
- - ---------------------

     Net sales for the third quarter of fiscal 1995 and 1994 were approximately $199.1 million and $255.5 million, respectively, a decrease of 22.1%. Average sales per store, which are average sales per store for all stores open during the period, decreased 8.1% while comparable store sales, which are sales of stores which were open in both comparable periods, decreased 14.5% in the third quarter of fiscal 1995.

     The decrease in sales in the third quarter is the result of operating 190 fewer stores than in the comparable period for the prior year and decreased customer traffic in the stores. The decrease in customer traffic in DJ's is the result of slower acceptance of its revamped merchandise targeted to an older, slightly more conservative customer. Sales have also been somewhat hampered at the Company's Merry-Go-Round and Chess King concepts primarily as a result of merchandise packages which included more styles and less depth within certain styles than desireable. In addition, approximately $5.0 million in sales at closed stores, realized during store closing periods, were classified, along with the related costs of sales and operating expenses as reorganization costs.

     In November, 1994, the Company retained a new Chief Executive Officer and Chief Operating Officer to lead its reorganization efforts. The new management team has begun refining the focus of the Company's main concepts, in particular DJ's. The DJ's concept will again target a younger, more fashion oriented consumer, similar to its traditional customer. Management is also refocusing the merchandise packages of Merry-Go-Round and Chess King to include fewer styles with more selection within each style. While management believes that increasing the depth of the selection in the Company's merchandise packages and the effort to refocus DJ's should result in long-term improvement in both sales and gross margins, the current efforts to refocus the merchandise packages, which will include aggressive markdowns of current merchandise, will put pressure on margins during the fourth quarter of fiscal 1995.

     Net sales for the first nine months of fiscal 1995 and 1994 were $544.1 million and $655.8 million, respectively, a decrease of 17.0%. Average sales per store decreased 18.6% while comparable store sales decreased 19.7% in the first nine months of fiscal 1995. Sales decreased for the nine month period due to the closing of 206 stores, the decreased customer traffic, the continued impact of a highly promotional retail environment and the shift by customers away from higher-priced, branded merchandise to lower-priced, private label merchandise.

     Net sales for November 1994 and 1993 were $65.2 million and $78.5 million, respectively. Average sales per store for November 1994 were even with November 1993 while comparable store sales for November 1994 decreased 7%.

     Costs of sales, buying and occupancy expenses decreased approximately $100.0 million or 39.4% in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. As a percentage of sales, these costs decreased to 77.4% from 99.5% for the third quarter of fiscal 1995 and 1994, respectively, resulting in an increase in gross margin percentage to 22.6% from 0.5% for the same periods. The reduction in costs of sales, buying and occupancy expenses are a result of a $54.8 million special charge in the third quarter of fiscal 1994 (see note 4 to the consolidated financial statements), the operation of 190 fewer stores and lower occupancy expenses per store than in the third quarter of fiscal 1994. The Company expects to continue to experience lower occupancy costs in the future as a result of the rejection of certain leases and the renegotiation of rents under certain other leases. Excluding the effect of the special charge, costs of sales, buying and occupancy as a percentage of sales remained even for the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. For the first nine months of fiscal 1995 costs of sales, buying and occupancy as a percentage of net sales decreased to 80.7% from 85.1% in the same period last year, primarily for the reasons described above.

     Selling and administrative expenses decreased approximately $7.1 million or 11.9% in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. Selling and administrative expenses for the first nine months of fiscal 1995 decreased approximately $600,000 or 0.4% compared to the same period in fiscal 1994. As a percentage of net sales, these costs increased to 26.3% in the third quarter of fiscal 1995 from 23.3% in the third quarter of fiscal 1994 and to 28.4% in the first nine months of fiscal 1995 from 23.6% in the same period last year. The decrease in selling and administrative expenses in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 is the result of reduced sales volumes. As a percentage of sales, these costs have increased due to decreased leverage on fixed operating expenses resulting from lower average sales per store. Management has recently completed a comprehensive review of expenses and has begun to implement an expense reduction program, including personnel reductions which is expected to reduce selling and administrative expenses beginning in the first quarter of fiscal 1996.

     Interest expense was $503,000 and $2.7 million and interest income was $17,000 and $24,000 for the third quarters of fiscal 1995 and 1994, respectively. Interest expense was $1.2 million and $4.5 million and interest income was $337,000 and $210,000 for the first nine months of fiscal 1995 and 1994, respectively. Under the Bankruptcy Code, prepetition liabilities do not continue to accrue interest unless the debt is clearly collateralized by assets having current fair market values in excess of the amount of the debt. Therefore, interest has not been accrued on any of the Company's prepetition obligations except for a $10 million note payable secured by the headquarters and distribution center facility. As a result, interest expense in fiscal 1995 has decreased. In addition, interest income in the amount of approximately $107,000 in the third quarter and $869,000 in the first nine months of fiscal 1995, has been classified as a reduction in reorganization costs in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

     Reorganization costs, which were approximately $6.5 million in the third quarter and $33.9 million in the first nine months of fiscal 1995, include all costs associated with the reorganization under Chapter 11 such as, the
write-off of           leasehold improvements and fixtures associated with
closed stores, estimated lease rejection claims, professional fees and certain other expenses. See note 3 to the consolidated financial statements for the detail components of reorganization costs.

     Income tax benefit was approximately $4.1 million and $11.8 million for the third quarter and first nine months of fiscal 1995 representing an effective tax rate of 28.5% and 14%, respectively, compared to approximately $22.1 million and $22.5 million in the third quarter and first nine months of fiscal 1994 representing an effective tax rate of 36.5% in both periods. The income tax benefit reflects limitations on the use of net operating loss carrybacks resulting from alternative minimum tax rules and reduced realizability of deferred tax assets.

     The net loss was approximately $10.3 million and $72.3 million compared
to $38.5   million and $39.1 million in the third quarter and first nine months of fiscal 1995 and 1994, respectively. The decrease in net earnings were the result of the decreases in both total sales and average sales per store. The net loss was also adversely impacted by the costs associated with the Chapter 11 process and the limitations on the tax benefit. Earnings before interest, income taxes, depreciation, amortization and reorganization costs (EBITDA), a supplemental measure of operating performance generally reported by debtors-in-possession, were approximately $524,000 for the third quarter of fiscal 1995 compared to $4.1 million for the third quarter of fiscal 1994. EBITDA for the first nine months of fiscal 1995 were approximately negative $21.9 million compared to positive $31.1 million in the same period last year. EBITDA for fiscal 1994 exclude the effects of the $55.3 million charge in the third quarter and the reversal of a $3.1 million incentive compensation accrual in the first quarter.

     The results of operations for the three and nine month periods ended October 29, 1994 are not necessarily indicative of the operating results to be expected for the full year.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     At October 29, 1994, the Company's working capital was approximately $141.9 million and its current ratio was 3.2. Net cash used in operating activities was approximately $93.5 million for the first nine months of fiscal 1995, compared to approximately $66.8 million for the first nine months of fiscal 1994. The increase in net cash used in operating activities is due primarily to the net loss for the first nine months of fiscal 1995.

     Property and equipment expenditures for the first nine months of fiscal 1995 were approximately $11.8 million compared to $41.9 million in the same period last year. Property and equipment expenditures were principally for store remodelings.

     The Company currently expects to open 4 new stores and remodel 11 stores during the remainder of fiscal 1995 at a cost of approximately $2.2 million.

     In connection with the Chapter 11 filing, the Company entered into and the Bankruptcy Court approved an agreement with certain lenders and The CIT Group/Business Credit, Inc., as agent, to provide unsecured debtor-in-possession financing in the form of a $125 million line-of-credit. The agreement provides for cash borrowings and the issuance of up to $90 million in letters of credit which, in the aggregate, cannot exceed the lower of a "borrowing base", as defined, or $125 million. Cash borrowings bear interest at either a banks prime rate plus 1% or LIBOR plus 2-1/2%, at the option of the Company. The Company is required to meet minimum levels of earnings before interest, income taxes, depreciation, amortization and reorganization costs, maintain specified inventory levels, limit its capital expenditures and may not pay dividends on its common stock over the term of the agreement. The agreement will terminate on the earlier of April 21, 1996 or the date of consummation of a plan of reorganization.

     The Company believes that working capital at October 29, 1994, anticipated net cash provided by operating activities and its debtor-in-possession financing should enable the Company to meet its liquidity requirements for the remainder of fiscal 1995. However, in view of the Chapter 11 reorganization, there is uncertainty with respect to the Company's liquidity.

     The foregoing discussion is designed to comply with the quarterly reporting standards and should be read in conjunction with the more detailed discussion in the 1994 Annual Report.


PART II:  OTHER INFORMATION
- - ---------------------------

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






DATE  December 13, 1994             /s/ Isaac Kaufman
    -------------------             -----------------------------------
                                    Isaac Kaufman
                                    Executive Vice President, Secretary and
                                    Treasurer (Principal Financial Officer)




DATE  December 13, 1994                /s/ Frank C. Peters
    -------------------                -----------------------------------
                                       Frank C. Peters
                                       Vice President and Controller
                                       (Principal Accounting Officer)