Form 10-K
period 1995-01-28
MERRY GO ROUND ENTERPRISES INC
filed 1995-05-04
CIK 719721

SECURITIES AND EXCHANGE COMMISSION
                   Washington D.C.  20549

                          FORM 10-K

          X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended January 28, 1995.

          ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
__________________to______________________


Commission file number  1-10491

              MERRY-GO-ROUND ENTERPRISES, INC.
   (Exact name of registrant as specified in its charter)


Maryland                                           52-
0913402
(State or other jurisdiction of              (I.R.S.
Employer
incorporation or organization)                Identification
No.)

    3300 Fashion Way, Joppa, Maryland               21085
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:    (410)
538-1000

Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class      Name of Each Exchange on Which
Registered

Common Stock, par value        New York Stock Exchange, Inc.
$.01 per share


Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant: $50,560,320 based on the closing price of the stock on the New York Stock Exchange on April 25, 1995.

The number of outstanding shares of the registrant's common
stock as of April 25, 1995:  53,931,008

                           Part I


Item 1.  Business

                        INTRODUCTION

     The Company is a national specialty retailer of contemporary fashions primarily for young men and women. Approximately 70% of the Company's sales are of men's apparel. In addition to its fashion selection, the Company emphasizes merchandise display, store location and design and personalized service to the customer. As of January 28, 1995, the geographic distribution of the Company's 1,006 retail stores by regions of the United States was as follows: East North Central, 231; East South Central, 55; Middle Atlantic, 167; Mountain, 36; New England, 71; Pacific, 86; South Atlantic, 208; West North Central, 37; and West South Central, 115.

     On January 11, 1994 (the "petition date"), the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Maryland, Baltimore Division (the "Court"). During fiscal 1995, various other subsidiaries of the Company filed voluntary petitions for relief under Chapter 11. The Company and such subsidiaries (collectively the "MGRE debtors") are presently operating their businesses as debtors-in-possession under the jurisdiction of the Court. In connection with its reorganization, the Company may cause certain other subsidiaries to file voluntary petitions for relief under Chapter 11. As debtors-in-possession, the MGRE debtors may not engage in transactions outside of the ordinary course of business without approval of the Court, after notice and hearing. The Bankruptcy Code provides that all liabilities as of the petition date are subject to restructure under the terms of a plan of reorganization. The following discussion sets forth certain aspects of the Chapter 11 filing, but is not intended to be an exhaustive summary. For additional information regarding the effect of the filing on the Company, reference should be made to the Bankruptcy Code.

                       Automatic Stay

     Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 proceedings created an automatic stay, applicable generally to creditors and other parties in interest, of: (i) the commencement or continuation of any judicial, administrative or other legal proceedings against the MGRE debtors that was or could have commenced prior to the filing; (ii) the enforcement against the MGRE debtors or their property of any judgments obtained prior to the filing; (iii) the taking of any action to obtain possession of or to exercise control over any property of the MGRE debtors, or to otherwise create, perfect or enforce any lien against their property; or (iv) the collection or assessment of any claims against or other liabilities of the MGRE debtors that arose prior to the filing.

     Any entity may apply to the Court, upon an appropriate showing of cause for relief from the automatic stay, to exercise the foregoing and other remedies.

                    Resolution of Claims

     Schedules were filed with the Court setting forth the assets and liabilities of the Company and its subsidiaries as of the petition date as shown in the Company's accounting records. The Court established a bar date, October 14, 1994, by which date proofs of claim were required to be filed for all amounts in dispute with or omitted from the schedules of liabilities filed by the Company. The Company intends to request that the Court establish a supplemental bar date to enable the filing of proofs of claim by certain persons who may not have received timely notice of the original bar date. Differences between amounts shown by the Company and claims filed by creditors, if any, are being investigated and resolved. The ultimate amount and settlement terms for any such liabilities will be subject to a plan of reorganization (see "Plan of Reorganization" below) and, accordingly, are not presently determinable. Under the Bankruptcy Code, the rights of and ultimate payments to impaired prepetition creditors and stockholders may be substantially altered or, as to some classes, even eliminated.

       Acceptance or Rejection of Executory Contracts

     Subject to Court approval and certain other limitations, the Company has the right to assume or reject real estate leases, personal property leases, service contracts and other unexpired executory prepetition contracts. In this context, "assumption" means that the Company agrees to perform its obligations and cure existing defaults under the executory contract. "Rejection" means that the Company is relieved of its obligations to perform further under the executory contract and is subject only to a prepetition unsecured claim for damages for the breach thereof.

     Unless the Court, upon request of a party in interest and after notice and hearing, fixes a date by which the Company must elect to assume or reject an executory contract, other than a nonresidential real property lease, the Company may assume or reject such contracts in a plan of
reorganization (see "Plan of Reorganization" below).   The
Court had fixed May 1, 1995, as the date by which the Company must elect to assume or reject nonresidential real property leases. The Company has filed a motion with the Court seeking an extension of this deadline. The Company expects that an extension will be granted. As of April 1, 1995, with Court approval, 293 retail property leases had been rejected by the Company, leaving the landlords with the right to file prepetition unsecured claims.

     The Company cannot presently determine with certainty the additional number of store leases or other executory contracts it will seek to reject. Likewise, the ultimate aggregate liability which will result from the filing of claims relating to such rejections cannot presently be determined. Additionally, as a result of its being in Chapter 11, the Company may experience difficulty renewing certain leases.

                    Post Petition Matters

     An official committee of unsecured creditors (the "creditors' committee") has been appointed to represent the interests of prepetition unsecured creditors and an official committee of equity security holders (the "equity committee") has been appointed to represent the interests of the stockholders. Each of the committees has retained counsel and financial advisors.

     Rejection or modification of leases. When the MGRE debtors filed their Chapter 11 petitions in January 1994, the Company operated over 1,400 stores. Since January 1994, the Company has initiated a comprehensive review of its operations as part of an ongoing effort to improve financial performance. As part of that review, the Company has been analyzing its retail store locations, negotiating where appropriate with its landlords, and eliminating underperforming retail locations. Through September 1994, the Company closed over 200 stores, including rejecting certain leases.

          In September 1994, the Company and its major landlords negotiated a "blackout" agreement under which the Company agreed that any store not closed by September 18, 1994 would remain open through December 31, 1994, and the Company would pay rent through January 31, 1995. As a result, the Company operated approximately 1,200 stores through the Holiday season.

          Following a careful analysis of store operations through December 1994, the Company determined to close over 200 additional stores, rejecting leases where appropriate.
The Company has entered into agreements with landlords and has Court approval of modifications of over 150 leases. In connection with its ongoing review of operations, the Company may close additional stores, reject additional leases and request modifications to others. See "-
Acceptance or Rejection of Executory Contracts" above and see description of the business plan under "Developments
Since the Third Quarter" below.

     Management. In mid 1994, the Company hired new presidents for each of its divisions, Louis Spagna and Frank Tworecke. Mr. Spagna, President of the Menz Division, previously served as President-Retail of Bugle Boy Industries. Mr. Tworecke, President of Merry-Go-Round/Cignal Division, previously served as Senior Vice President and General Manager for men's, young men's and children's apparel for

Lazarus, a former division of Federated Department Store.
These new senior executives have led the implementation of the reorganization of the Company's merchandise strategies
(see "Merchandising and Marketing"). While the Company believes substantial progress has been made in these areas, additional time is necessary to assess the results of these efforts.

          In November 1994, the Company hired Meridian
Ventures, Inc., ("Meridian"), a turnaround and venture management firm, to assist in the turnaround of the Company, subject to Court approval. In accordance with the Company's agreement with Meridian, Thomas Shull, a principal of the firm, was appointed Director and Chief Executive Officer and another principal of the firm, James Kenney, was appointed Executive Vice President and Chief Operating Officer. Their appointment was subject to approval of the creditors' and equity committees and the Court. In January 1995, the Court with the consent of the committees approved the appointments of Messrs. Shull and Kenney, and the former Chairman of the Board and President resigned. Messrs. Shull and Kenney now serve, respectively, as Chairman of the Board and Chief Executive Officer, and President and Chief Operating Officer. The Company's agreement with Meridian (the "Meridian Agreement") terminates on June 30, 1995. A committee comprising representatives of the Stakeholders is presently conducting a search for a permanent Chief Executive Officer ("Permanent CEO"). The selection of a Permanent CEO is subject to approval by the Board and by the Court. There is no assurance that a Permanent CEO will be selected and approved by June 30, 1995. By its terms, the Meridian Agreement may be extended on a month to month basis until a plan of reorganization is confirmed. Each extension is subject to the unanimous consent of the Stakeholders.
The parties have not agreed to extend the Meridian Agreement nor is there certainty that it can be renewed even if a Permanent CEO is not in place by June 30, 1995. A failure to have an orderly transition in management could have an adverse effect on the Company's business.

     Developments since the third quarter. In December 1994, the Company's management team began to implement a major expense reduction program, resulting in a reduction in work force and the closing of certain underperforming stores (see above). With Court approval, during January, February and March, 1995 the Company also conducted going-out-of-business sales at many of the closing locations.

     In late December 1994, the Stakeholders presented the Company with a term sheet for a proposed plan of reorganization. The Company agreed to proceed with a plan of reorganization which embodied the material business terms of the term sheet. This process, involving extensive discussions among the Company and the Stakeholders, resulted in a consensual plan of reorganization (the Plan referred to below), which was filed jointly by the Company and the official committees on February 23, 1995.

          In January 1995, the Company produced a three-year business plan. The business plan was furnished to the Stakeholders and its material terms were made public by the Company in late January. The implementation and validation of the business plan is necessary for the successful implementation of the Plan. The plan focuses on key strategic and operational initiatives, including the elimination of unprofitable store locations and reductions in overhead. In addition, the plan contemplates a corporate strategy and certain marketing and merchandising initiatives designed to improve sales. These initiatives include priority buying and selling directives which are geared towards narrow and deep merchandise assortments, selective vendor partnerships, stronger commitments to key fashion trends, improved inventory management and effective customer-driven selling and services. Initiatives designed to improve selling include customer-driven selling techniques and incentive compensation, labor scheduling more closely linked to customer traffic patterns and better in-store execution of merchandise plans. The business plan included management's financial targets reflecting positive EBITDA expectations of $31 million and net sales of $662 million for fiscal 1996. These targets were based on assumptions as of January 1995, including comparable store sales growth of 10.5%, 991 stores open, costs of sales, buying and occupancy of 77.3% of net sales, and selling and administrative expenses of 21.7% of net sales. The assumptions upon which these targets are based are subject to major uncertainties, some assumptions inevitably will not materialize, unanticipated events and circumstances may occur and, accordingly, the actual results achieved throughout will vary from the targets and the variations may be material. Although the Company believes that the assumptions underlying the business targets, when considered on an overall basis, are reasonable, there have been both positive and negative variances with respect to certain of such assumptions, more time is needed to validate such assumptions, and there can be no assurance that the Company will achieve the business targets.

     The Company did not meet its sales targets under the business plan for February and March 1995, but did meet its business plan EBITDA targets for the same periods (based on unaudited figures and subject to normal quarterly adjustments). The ability to obtain a financing commitment for post-effective date financing (the "Financing Commitment") on terms consistent with the Plan is dependent on the Company's ability to implement and validate the business plan. The Company continually reviews its business plan and may revise the targets from time to time.

                   Plan of Reorganization

     The formulation of a plan of reorganization is the principal effort in a Chapter 11 proceeding. A plan of reorganization sets forth the means for satisfying the holders of claims against and interest in the debtor. A plan of reorganization may provide for terms ranging from a complex restructuring of a debtor's business and its related obligations to a simple liquidation of the debtor's assets. In either event, upon confirmation of a plan it becomes binding on the debtor and all of its creditors and equity holders, and the obligations owed by the debtor to such parties are compromised and exchanged for the obligations specified in such plan.

     The Bankruptcy Code provides that, if the debtor files a plan of reorganization during a certain exclusivity period, which may be extended by the court, no other party may file a plan of reorganization until 180 days (subject to extension if the exclusivity period has been extended) have elapsed after the filing of the Chapter 11 case (the "Solicitation Period"). Until the end of the Solicitation Period, a debtor has the exclusive right to solicit acceptances of a plan. The bankruptcy court may extend the Solicitation Period. If a debtor fails to obtain the requisite acceptances of the plan during the Solicitation Period, then any party-in-interest may file a competing plan of reorganization.

     After a plan of reorganization is filed, the holders of claims against and interests in a debtor are permitted to vote and to accept or reject the plan. Before soliciting acceptances to the proposed plan, Section 1125 of the Bankruptcy Code requires the debtor to prepare a disclosure statement containing information of a kind, and in sufficient detail, to enable an investor to make an informed judgment about the plan. If all classes of claims and equity interests accept a plan of reorganization, the bankruptcy court may confirm the plan if the court independently determines that the requirements of Section 1129 of the Bankruptcy Code have been satisfied, including that the plan generally provides holders of claims or equity interest with value for their interests that is not less than those parties would receive if the debtor were liquidated pursuant to a hypothetical liquidation occurring under Chapter 7 of the Bankruptcy Code and that there is reasonable probability that the debtor will be able to meet its obligations under the plan without the need for further financial reorganization. Under Chapter 11, approval of a plan by a class of claims requires the approval of a majority in number and two-thirds in amount of those claims actually voting in such class. Approval of a plan by the stockholders requires approval of the holders of two-thirds of the number of shares actually voting. Only holders of claims or stockholders whose rights are modified under the plan ("impaired") will be entitled to vote. Under certain circumstances, the bankruptcy court may confirm a plan that has not been approved if such plan does not "discriminate unfairly" and is "fair and equitable" as those terms are used under the Bankruptcy Code. Once a plan has been confirmed by the bankruptcy court it becomes effective upon the fulfillment of any conditions set forth in the plan.

     On February 23, 1995, the Company and its official creditors' and equity committees (collectively, the "Plan Proponents") filed a Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). The Solicitation Period expired on May 1, 1995, without the Plan Proponents' having begun to seek acceptances of the Plan. The Company has requested that the Court extend the Solicitation Period. The

Company expects that an extension will be granted. If the Solicitation Period is not extended by the Court or if the Plan Proponents fail to obtain acceptance of the Plan as required by the Bankruptcy Code within the Solicitation Period as extended, any party in interest may file a competing plan of reorganization. There can be no assurance that the Solicitation Period will be extended or that, if it is extended, the Plan will be accepted by the holders of claims and stockholders as required by the Bankruptcy Code.

     Pursuant to a stipulation approved by the Court in January 1995, the Company and the Stakeholders agreed that the Stakeholders would be free to file a competing plan or plans of reorganization at any time, including during the Solicitation Period. The Company subsequently received a copy of an agreement among the Stakeholders pursuant to which the Stakeholders have agreed among themselves (i) to ratify the terms of the Plan, (ii) to use their best efforts to cause the Plan to be confirmed by June 30, 1995, (iii) as to the official committees, to recommend the Plan (iv) as to the other Stakeholders, not to support a competing plan of reorganization and (v) to seek to cause the Company to engage a nationally-recognized search firm to find a permanent Chief Executive Officer. The agreement expires by its terms on October 2, 1995 or on September 5, 1995 if no Plan confirmation hearing has then been set or if the hearing is set for after October 2, 1995.

     Under the Plan, the Company would continue to exist as a separate corporate entity with a revised capital structure. The terms of the Plan provide distribution to unsecured creditors of up to $130 million in cash and interest-bearing securities plus 75% of the stock of the reorganized company, and the distribution to existing stockholders of 25% of the common stock of the reorganized company assuming $225 million in allowed unsecured claims. The Plan further provides that if allowed unsecured claims exceed $225 million, the common stock issued to the existing stockholders would be reduced by, and the common stock issued to unsecured creditors would be increased by, one percent for each $5.3 million of allowed unsecured claims in excess of $225 million. Under the Plan, the percentage ownership of existing stockholders in the reorganized company would not be reduced below 10%. For each one percent reduction in the percentage of common stock below 25% (down to 10%) issued to the existing stockholders, the reorganized company would issue warrants to the existing Stockholders to purchase one percent of the common stock for an estimated exercise price of $2.0 million, exercisable for three years. For each $1 million by which the cash distributed to unsecured creditors exceeds $25 million, existing stockholders would receive warrants to purchase 0.2% of the reorganized company's common stock, up to a maximum of five percent of total new common shares outstanding. These warrants would be exercisable for three years at an estimated price of $1.6 million for each one percent of the reorganized company's common stock.

     Conditions to the confirmation of the Plan are that
1) the Company obtain a Financing Commitment; 2) the notice for a confirmation hearing be dated not later than September 5, 1995; and 3) the Court confirm the Plan no later than October 2, 1995. The effectiveness of the Plan is subject to the satisfaction or waiver of all conditions to the advancement of funds under the Financing Commitment by the effective date which may not be later than October 31, 1995. Any condition may be waived by unanimous consent of the Company, the creditors' and equity committees and two major stakeholders, Fidelity Management & Research Company and Bear, Stearns & Co., Inc. (collectively, the "Stakeholders"), except for the Financing Commitment which may be waived by majority consent of such parties.

     The Company and the Stakeholders had been hopeful that the Company would be able to emerge from Chapter 11 the during summer of 1995. However, in view of the initial discussions with potential Financing Commitment lenders and the Company's results in February and March, 1995, the Company recently announced that it anticipates a delay in the confirmation of the Plan beyond June 30, 1995.

     Successful implementation of the Plan will depend on, among other things, the successful implementation and validation of the Company's business plan, the availability of a Financing Commitment on acceptable terms and conditions, and acceptance of the Plan by the numbers and amounts of impaired prepetition creditors and stockholders required by the Bankruptcy Code. The Company's business plan contains net sales and EBITDA targets. As previously reported, the Company did not meet its net sales targets for February and March, 1995, but did meet its EBITDA targets for the same periods (based on unaudited figures and subject to normal quarterly adjustments). There can be no assurance that the Company will meet net sales and EBITDA targets in the future or that it will be successful in the implementation and validation of the present business plan.

     In view of the uncertainties regarding the conditions to the Plan's successful implementation, there can be no assurance that the Plan will be confirmed or become effective. The Plan may require material modification and, in the event of a lack of agreement among the Company and the Stakeholders as to such modification, could be rescinded. If no plan of reorganization is successfully implemented, the Company could be liquidated. Certain modifications to the Plan or a failure to implement successfully the Plan could have a material adverse effect on the value of the stockholders' interest in the Company.

     At this time it is not possible to predict the outcome of the Company's Chapter 11 proceedings as a general matter, or the effect of the proceedings on the Company or on the interests of prepetition creditors and stockholders.
Because of this and other uncertainties, the value of the Company's common stock is highly speculative. The uncertainty regarding the eventual outcome of the Chapter 11 proceedings and the effects of other unknown adverse factors could threaten the Company's existence as a going concern.

                 Merchandising and Marketing

     The Company's merchandising divisions have been organized into two major divisions, each headed by a division president and consisting of several operating concepts. Each concept has one or two merchandise managers and separate buying staffs. Concept merchandising management is responsible for purchasing, pricing, markdowns, inventory planning and allocating merchandise to the concept stores.
A computerized point-of-sale merchandise system aids in accomplishing these tasks. The Company seeks to cause frequent shipments to its stores to maintain a continuous flow of current merchandise.

     The Company's operating concepts are organized under two divisions as follows:

     MERRY-GO-ROUND/CIGNAL DIVISION

     Merry-Go-Round

     As of January 28, 1995, the Company operated 467 Merry-Go-Round concept stores primarily under the names "Merry-Go-Round" and "N E T Works". These stores average approximately 3,000 square feet of selling space and offer an assortment of moderate to higher-priced fashion apparel for young men and women between the ages of 15 and 25. The merchandise includes dress and casual pants, jeans, shirts, blouses, dresses, outerwear and related men's and women's accessories.

     Cignal

     As of January 28, 1995, the Company operated 73 Cignal concept stores under the name "Cignal." These stores average approximately 2,100 square feet of selling space and offer high quality contemporary designer sportswear for men and women between the ages of 25 and 45.

     Boogies Diner

     As of January 28, 1995, the Company operated three
Boogies Diner locations. These stores combine a contemporary fashion boutique (with logo merchandising) with a 1950's style All-American diner.

     MENZ DIVISION

     Dejaiz/Attivo

     As of January 28, 1995, the Company operated 232 Dejaiz concept stores primarily under the names "DJ's - Fashion
Center For Men," "Dejaiz" and "Attivo."   These stores
average approximately 2,800 square feet of selling space and feature a complete collection of fashion apparel for young men between the ages of 18 and 30. These stores carry a wider and broader selection of young men's fashion merchandise than Merry-Go-Round stores, offering a complete wardrobe including dress and casual pants, jeans, shirts, suits, sportcoats, outerwear and related accessories.

     Chess King

     As of January 28, 1995, the Company operated 214 Chess King concept stores primarily under the names "Chess King" and "Garage." These stores average approximately 1,900 square feet of selling space and offer a selection of moderately priced casual pants, jeans, shirts, outerwear and accessories, most of which consist of private label merchandise. Chess King's customers are price-conscious young men between the ages of 15 and 25.

     The Company operated a small number of Club
International and Hollywood stores. The stores relating to these concepts were closed during fiscal 1995 and the supporting activities were eliminated.

     The Company has no manufacturing facilities. It purchases its merchandise from approximately 600 vendors and is not dependent upon any single source of supply. It maintains no material long-term or exclusive purchase commitments or arrangements with any manufacturer.

     Vendors ship virtually all merchandise directly to the Company's distribution facility near Baltimore, where it is received, inspected and priced before being shipped to the stores by common carrier. The Company has a program of automatic replenishment of merchandise inventory with certain vendors with the objectives of insuring fresh merchandise with deep assortments and reducing inventory carrying costs.

     Approximately 30% of the Company's sales are represented by private label merchandise that focuses on quality, fashion and value. The Company designs, but does not manufacture this merchandise, which includes moderately priced collections of casual apparel for men and women.

     The Company experiences the normal seasonal pattern of the retail apparel industry with its peak sales occurring during the Holiday and Back-to-School seasons.
The Company plans merchandise selection and builds inventory levels prior to these seasons and realizes a substantial portion of its annual sales during these seasons. Retail companies in Chapter 11 may experience a limitation in receipts of merchandise inventory due to their dependence on trade credit from factors and vendors. The Company has experienced such limitations from time to time as a result of a decline in factor and vendor confidence and may experience such limitations in the future.

     The Company's advertising efforts for fiscal 1995 have been primarily directed to cable music television (MTV and VH-1) which captures a large portion of the Company's targeted customers. The Company also advertises in national fashion magazines and local shopping mall publications. The Company does not have a major television advertising campaign planned for fiscal 1996.

                      Store Operations

     As of January 28, 1995, the Company operated 1,006 retail stores in 43 states and Washington, D.C. The stores are located primarily in enclosed regional shopping malls and are leased.

     During fiscal 1995, the numbers of store openings, net conversions to other concepts, and closings, were as follows:

              Open at               Stores         Open at
              Jan. 29      Stores   Converted,      Stores
Jan. 28
                 1994      Opened   Net             Closed
  1995
Concept

Merry-Go-Round   517          4         31    (85)     467
Dejaiz/Attivo    395          -       (32)   (131)     232
Chess King       417          1       (85)   (119)     214
Cignal            80          -          2     (9)      73
Club International20          -          -    (20)       -
Boogies Diner      5          -          -     (2)       3
Fashion Outlets    -          3         84    (70)      17
Total          1,434          8          -   (436)   1,006

     The Company's store operations are led by three senior vice presidents, assisted by several regional vice presidents and district managers. Each of the Company's stores is staffed by a manager, assistant manager and full and part-time sales personnel. Supervisory personnel regularly visit the stores to review merchandise inventory levels, content and presentations, staff training, personnel issues and inventory shrinkage and to monitor overall operations.

     The Company has a program of in-store video training of personnel to assist them in the identification of customer needs. Productivity reports and regular reviews are also used to develop store personnel. Performance, compensation and incentive programs for rewarding sales personnel are in place.

     Stores are designed with special emphasis on the display of merchandise. The Company endeavors to keep its stores in a high state of maintenance and the Company has in place a remodeling program. The Company's business plan provides for the remodeling of approximately 26 stores during fiscal 1996.

     The Company's stores conduct primarily a cash business including sales on a layaway plan. All stores offer credit through various national credit cards. During fiscal 1995, credit card sales were approximately 30% of total sales. Where sales are made on credit cards, the credit agency assumes the full credit risk and pays the Company directly, after deducting a service fee. The Company maintains a policy of offering cash refunds, issuing charge card credits or giving in-store credits if merchandise is returned within 30 days.

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

                          Employees

     As of January 28, 1995, the Company had approximately 11,000 employees, approximately 62% of whom were employed part-time on a regular basis. In addition, a number of temporary employees are hired during the peak Back-to-School and Holiday seasons. The Company has never had a work stoppage and considers its employee relations to be good.

                Trademarks and Service Marks

     "Merry-Go-Round," "DJ's - Fashion Center For Men,"
"Dejaiz," "Attivo," "Chess King," "Cignal" and several other trademarks of lesser importance have been registered with the United States Patent and Trademark Office.

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

     As of January 28, 1995, the Company owned a single retail location in Washington, D.C. However, this property was sold February 28, 1995. See Note 9 to the Consolidated
Financial Statements set forth in Item 8.

     The Company leases all of its stores, generally for a term of ten years. Under most leases, the Company is required to pay, in addition to fixed minimum rental payments, additional rent based on a percentage of gross sales in excess of specified amounts, charges for real estate taxes, common area maintenance fees, utility charges, insurance premiums and mall association charges.

Item 3.  Legal Proceedings

     Except as described below and other than ordinary routine litigation incidental to the business, neither the Company nor any of its wholly-owned subsidiaries is a party to any material pending legal proceedings.

     On January 11, 1994 (the "petition date"), the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 in the Court (Chapter 11 Case Nos. 94-5-0161, 0162 and 0163 (SD)). During fiscal 1995, various other subsidiaries of the Company filed voluntary petitions for relief under Chapter 11. The MGRE debtors are in possession of their respective properties and are maintaining and operating their respective businesses as debtors-in-possession under the jurisdiction of the

Court pursuant to the provisions of Sections 1107 and 1108 of Chapter 11. The Company intends and desires to continue the operation of its businesses and the management of its properties and has filed the Plan (see "Business - Plan of Reorganization" for further information regarding the Plan). In connection with its reorganization, the Company may cause certain other subsidiaries to file voluntary petitions for relief under Chapter 11.

     Under Chapter 11, actions to pursue litigation against the Company are automatically stayed if the claim arose or is based on events that occurred on or before the petition date.

     Between December 15, 1993 and January 11, 1994, nine purported class actions were filed against the Company and three of its officers in the United States District Court, District of Maryland, seeking unspecified damages, attorneys' fees and other relief. The complaints alleged that during certain periods in 1993, in violation of certain provisions of the Securities Exchange Act of 1934, defendants misrepresented and failed to disclose material facts about the business, financial condition and income of the Company.

     The cases were consolidated and an amended complaint was filed as to the consolidated case. The plaintiffs in this consolidated case were a purported class of persons who acquired common stock, or options to purchase common stock, of the Company during the period from November 24, 1993 through December 17, 1993. As a result of the Company's filing a petition under Chapter 11, there is an automatic stay in effect as to litigation against the Company. Consequently, in this amended complaint, the Company was not named as a defendant. On August 19, 1994, the court dismissed the case against the individual defendants. Plaintiffs appealed the dismissal and, on March 8, 1995, the appeal was dismissed with prejudice.

     Certain of the plaintiffs filed proofs of claim in the Court making the same allegations as were made in the United States District Court described above. The Company has filed objections to those claims and intends to contest the claims.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1995.

                           PART II

Item 5. Market For the Registrant's Common Equity and
Related Stockholder Matters

MARKET AND DIVIDEND INFORMATION

The Company's common stock is currently traded on the New
York Stock Exchange (NYSE) under the trading symbol "MGR."
The table below shows the high and low closing prices on the NYSE for the last two fiscal years.

                              1995              1994

Period                   High      Low       High  Low

First Quarter            3 5/8     2 1/8     17 1/2    12
1/4
Second Quarter           2 1/4     1 3/4     15        9 1/8
Third Quarter            2 1/8     1 1/8     9 5/8     7 1/4
Fourth Quarter           2         11/16     9 3/8     1 5/8



     As of April 25, 1995, there were 2,815 stockholders of record. This number does not reflect the number of beneficial owners of the Company's common stock for whom shares are held by Cede & Co., certain brokerage firms and others.

     For each of the first three quarters of fiscal 1994, the Company paid a quarterly dividend of $.0133 per share. In the fourth quarter of fiscal 1994, the Company suspended the dividend indefinitely. Under the current terms of its debtor-in-possession financing agreement, the Company cannot pay a dividend. Also, the Company cannot pay a dividend without the prior approval of the Court while operating under its jurisdiction. See "Management's Discussion & Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Item 6. Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except per share and store data, ratios and percentages.)

Summary of Operations1995   1994(1)      1993      1992      1991
Net sales        $782,816  $959,878  $877,499  $761,163  $628,127

Earnings (loss) before
reorganization costs and
income taxes (benefit)(86,729)(56,876) 59,812    36,038    59,993

Reorganization costs116,490   6,935         -         -         -

Earnings (loss) before income
taxes (benefit)(2)(203,219)(63,811)    59,812    36,038    59,993

Income taxes (benefit)(16,879)(18,187) 21,831    13,334    22,497

Net earnings (loss)(186,340)(45,624)   37,981    22,704    37,496

PER SHARE DATA

Net earnings (loss)(3.45)     (.85)       .71       .43       .73

Cash dividends declared -       .04      .053      .053      .047

Book value            .11      3.55      4.37      3.70      3.00

Weighted average shares outstanding    53,940    53,911    53,720     53,140
51,164

OTHER FINANCIAL INFORMATION

Net earnings (loss) as a
percent of net sales(23.8)%  (4.8)%      4.3%      3.0%      6.0%

Working capital (3)$69,361 $174,465   $50,921   $51,721   $67,840

Ratio of current assets to
current liabilities (3)2.1      5.8       1.6       1.8       1.9

Total assets     $328,423  $461,879  $364,705  $300,549  $272,954

Long-term debt (4) 10,000    10,000    29,997    30,368    30,813

Liabilities subject to compromise
under reorganization proceedings(4)   238,474   213,142         -     -    -

Stockholders' equity5,699   191,221   235,616   197,342   155,847

Number of stores at end of year1,006    1,434       989       825     675

 (1) On January 11, 1994, the Company filed voluntary petitions under chapter 11 of the Bankruptcy Code. See
Management's Discussion and Analysis ("MD&A") and note 1 to the consolidated financial statements.

(2) Fiscal 1994 includes a third quarter charge of $55.3 million (see MD&A).

(3) Fiscal 1995 and 1994 exclude liabilities subject to compromise under the reorganization proceedings.

(4) See notes 6 and 9 to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

            MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company is a national specialty retailer of contemporary fashion primarily for young men and women. As of January 28, 1995, the Company operated 1,006 stores in 43 states and Washington, D.C. The following discussion explains material changes in the results of operations comparing fiscal years 1995 and 1994 and significant developments affecting the Company's financial condition since the end of fiscal 1994.

                  CHAPTER 11 REORGANIZATION

     On January 11, 1994, the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 in the Court. During fiscal 1995, various other subsidiaries of the Company filed voluntary petitions for relief under Chapter 11. The Company and such subsidiaries are presently operating their businesses as debtors-in-possession under the jurisdiction of the Court. As debtors-in-possession, the Company and such subsidiaries may not engage in transactions outside of the ordinary course of business without approval of the Court, after notice and hearing.

     On February 23, 1995, the Company and the Plan Proponents filed the Plan. See "Business - Plan of Reorganization." Conditions to the confirmation of the Plan are that 1) the Company obtain a Financing Commitment;
2) the notice for a confirmation hearing be dated not later than September 5, 1995; and 3) the Court confirm the Plan no later than October 2, 1995. The effectiveness of the Plan is subject to the satisfaction or waiver of all conditions to the advancement of funds under the Financing Commitment by the effective date which may not be later than October 31, 1995. Any condition may be waived by unanimous consent of the Company and the Stakeholders except for the Financing Commitment which may be waived by majority consent of such parties.

     The Company and the Stakeholders had contemplated that the Company would be able to emerge from Chapter 11 during the summer of 1995. After considering the results of the Company's operations in February and March, 1995 and after holding initial discussions with potential lenders for the Financing Commitment, the Company concluded that the confirmation of the Plan would be delayed beyond June 30, 1995.

     Successful implementation of the Plan will depend on, among other things, the successful implementation and validation of the Company's business plan, the availability of a Financing Commitment on acceptable terms and conditions, and acceptance of the Plan by the numbers and amounts of impaired prepetition creditors and stockholders required by the Bankruptcy Code. The Company's business plan contains net sales and EBITDA targets. As previously reported, the Company did not meet its net sales targets for February and March, 1995, but did meet its EBITDA targets for the same periods (based on unaudited figures and subject to normal quarterly adjustments). There can be no assurance that the Company will meet net sales and EBITDA targets in the future or that it will be successful in the implementation and validation of the present business plan.

     In view of the uncertainties regarding the conditions to the Plan's successful implementation, there can be no assurance that the Plan will be confirmed or become effective. The Plan may require material modification and, in the event of a lack of agreement among the Company and the Stakeholders as to such modification, could be rescinded. If no plan of reorganization is successfully implemented, the Company could be liquidated. Certain modifications to the Plan or a failure to implement successfully the Plan could have a material adverse effect on the value of the stockholders' interest in the Company.

     At this time it is not possible to predict the outcome of the Company's Chapter 11 proceedings as a general matter, or the effect of the proceedings on the Company or on the interests of prepetition creditors and stockholders.
Because of this and other uncertainties, the value of the Company's common stock is highly speculative. The uncertainty regarding the eventual outcome of the Chapter 11 proceedings and the effects of other unknown adverse factors could threaten the Company's existence as a going concern.

                    RESULTS OF OPERATIONS

     The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. The final plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to all adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, a successful top management transition, future profitable operations, compliance with debtor-in-possession financing agreements, availability of a Financing Commitment on acceptable terms and conditions, maintenance of vendor and factor confidence, renewal of desirable store leases and the ability to generate sufficient cash from operations and financing sources to meet current and future obligations, none of which can be assured.

     The following table sets forth, as a percentage of net sales, certain items appearing in the consolidated statements of operations:


                                   1995   1994    1993

     Net sales                     100%   100%    100%

     Costs and expenses:
          Cost of sales, buying
            and occupancy          82.9    81.3   70.8

          Selling and administration28.0   24.0   22.2

          Interest expense, net      .2      .6     .1

               Total              111.1   105.9   93.1

     Earnings (loss) before
       reorganization costs and
       income taxes (benefit)     (11.1)   (5.9)   6.9

     Reorganization costs         (14.9)    (.7)    .-

     Earnings (loss) before
       income taxes (benefit)     (26.0)   (6.6)   6.9
     Income taxes (benefit)        (2.2)    (1.9)  2.6
     Net earnings (loss)          (23.8)%    (4.7)%  4.3%



Net Sales - Net sales decreased $177.1 million or 18.4% in fiscal 1995 compared to fiscal 1994, and increased $82.4 million or 9.4% in fiscal 1994 compared to fiscal 1993. The decrease in fiscal 1995 was due to several factors including closing 436 underperforming stores during the year, resulting in a decrease of 5% in the weighted average number of stores open during the year. In addition, sales per selling square foot decreased from approximately $274 in fiscal 1994 to approximately $231 in fiscal 1995. The decline in sales productivity has been particularly severe in the Dejaiz and Chess King concepts. The decrease in customer purchases in the Dejaiz concept was the result of low acceptance of its revamped merchandise package. Sales were also hampered at the Company's Merry-Go-Round and Chess King concepts by merchandise packages with a multiplicity of, rather than depth in, styles. In addition, approximately $10.2 million in sales at closed stores realized during closing periods were classified along with cost of sales and store operating expenses as reorganization costs.

     The Company's new management team began to refocus the Company's merchandising strategy in December 1994 with the objective of targeting a younger more fashion-oriented customer for the Dejaiz concept, a narrowing and deepening of the assortment strategy of fewer styles and providing more depth within each style in each concept. This effort resulted in significant markdowns in the fourth quarter to liquidate merchandise and to end the fiscal year with inventory that is more consistent with the new merchandising
strategy.   During fiscal 1996, the Menz division continues
to experience weak sales in a difficult young men's market. The Company is carefully reviewing the performance of the Dejaiz and Chess King concepts and is assessing all available alternatives concerning their future. The increase in net sales in fiscal 1994 was primarily due to the acquisition of 450 store locations.

     Comparable store sales decreased 17.4% in fiscal 1995.
The decrease in comparable store sales in fiscal 1995 is the result of factors described above.

     Net sales per selling square foot decreased from $356 in fiscal 1993 to $274 in fiscal 1994. Comparable store sales decreased 12.6% in fiscal 1994. These decreases were due primarily to the continuing absence of a clear fashion trend, a highly promotional retail environment, a shift by the Company's customers away from higher-priced branded merchandise to lower-priced private label merchandise and certain unsuccessful decisions.

Cost of Sales, Buying and Occupancy - Cost of sales, buying and occupancy decreased $131.7 million or 16.9% in fiscal
1995 compared to fiscal 1994, and increased $158.7 million or 25.5% in fiscal 1994 compared to fiscal 1993. As a percentage of net sales, these costs were 82.9% in fiscal
1995, 81.3% in fiscal 1994 and 70.8% in fiscal 1993.  The
costs as a percentage of net sales increased in fiscal 1995 and 1994 primarily due to the lower sales productivity discussed above. The costs as a percentage of net sales in fiscal 1994 also increased due to a charge recorded in the third quarter of fiscal 1994 which included write-downs of merchandise inventory of approximately $43.3 million and of certain leasehold improvements of approximately $9.2 million.

Selling and Administrative Expenses - Selling and administrative expenses decreased $11.6 million or 5.0% in fiscal 1995 compared to fiscal 1994 and increased $35.4 million, or 18.1% in fiscal 1994 compared to fiscal 1993.
Selling and administrative expenses as a percentage of net sales were 28.0% in fiscal 1995, 24.0% in fiscal 1994 and 22.2% in fiscal 1993. The increases in these expenses as a percentage of net sales in fiscal 1995 and 1994 are due to the decrease in net sales per selling square foot as described above resulting in decreased leverage over fixed costs in the stores, the corporate office and the distribution center. In addition, advertising expense increased in fiscal 1995 approximately $8.7 million or 1.1% of net sales as a result of a television advertising campaign in the Back-to-School and Holiday selling seasons.

Interest Expense, Net - Interest expense was $1.9 million, $6.4 million and $1.7 million and interest income was $59,000, $500,000 and $831,000 for fiscal years 1995, 1994 and 1993, respectively. Under the Bankruptcy Code, prepetition liabilities generally do not continue to accrue interest unless the debt is clearly collateralized by assets having current fair market values in excess of the amount of the debt. Therefore, interest has not been accrued on any of the Company's prepetition obligations except for a $10 million note payable secured by the headquarters and distribution center facility. As a result, interest expense in fiscal 1995 has decreased. Interest income in the amount of approximately $1.5 million in fiscal 1995, has been classified as a reduction in reorganization costs in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". Interest income decreased in fiscal 1994 due to decreased levels of and lower yields on investments.

Reorganization Costs - The Company recorded $116.5 million and $6.9 million for costs associated with reorganization under Chapter 11 protection in fiscal 1995 and 1994, respectively. These costs include:

                                      1995         1994
Write-off of leasehold improvements and
     fixtures associated with closed stores    $38,026,000
$2,550,000

Estimated lease rejection claims     29,941,000
1,716,000

Losses resulting from store closing sales
     and inventory write-downs       29,585,000        -

Professional fees                      9,498,000
1,785,000

Severance, retention bonuses and related
     payroll taxes and fringe benefits             8,576,000
- -

Other                                     2,395,000
884,000

Interest income                      (1,531,000)
- -

Total                                 $116,490,000
$6,935,000

The Company anticipates that it will incur additional reorganization costs for the remainder of its Chapter 11 reorganization.

Income tax (benefit) - The income tax benefit was approximately $16.9 million for fiscal 1995 representing an effective tax rate of 8.3%, compared to approximately $18.2 million for fiscal 1994 representing an effective tax rate of 28.5%. The income tax benefits reflect limitations on the use of net operating loss carrybacks resulting from alternative minimum tax rules and reduced realizability of deferred tax assets.

Net earnings (loss) - The net loss was $186.3 million and $45.6 million in fiscal 1995 and 1994, respectively. In fiscal 1993, the Company had net earnings of $38.0 million. In both fiscal 1995 and 1994, the increases in net loss were the result of decreases in both total sales and sales per selling square foot, the costs associated with the Chapter 11 process and the limitations on the income tax benefit.

     Earnings before interest, income taxes, depreciation, amortization and reorganization costs (EBITDA), supplemental financial information generally reported by debtors-in-possession, were negative $52.5 million in fiscal 1995, positive $36.1 million (excluding the effects of a $55.3 million charge for the write-down of certain inventory and leasehold improvements associated with certain under performing stores and to provide for certain other lease obligations and the reversal of a $3.1 million incentive compensation accrual) in fiscal 1994 and $89.7 million in fiscal 1993.

               Liquidity and Capital Resources

     Net cash used in operating activities was approximately
$37.5 million for fiscal 1995, compared to net cash provided of approximately $39.0 million for fiscal 1994. The decrease in cash generated by operating activities is due primarily to the net loss for fiscal 1995.

     As of January 28, 1995, "available bank cash" was $66.2 million and, as of April 29, 1995, decreased to $26.9 million, reflecting cash used in operations and the seasonal build-up of inventory which is required for the Spring/Summer and Back-to-School selling seasons. The levels of "available bank cash" were consistent with management expectations as of such dates. "Available bank cash" is reported to the Stakeholders in connection with the bankruptcy proceedings and represents cash in the bank, not reduced by checks outstanding, and differs from cash and cash equivalents as determined in accordance with generally accepted accounting principles and reported in the Company's consolidated financial statements.

     Property and equipment expenditures were $17.9 million, $46.3 million and $63.8 million for fiscal 1995, 1994 and 1993, respectively. Property and equipment expenditures include approximately $16.5 million and $11.3 million in fiscal 1994 and

1993, respectively, expended in connection with the expansion of the Company's headquarters and distribution center. The capital expenditures for fiscal 1995, and other capital expenditures for fiscal 1994 and 1993 were principally for store openings and remodelings.

     In May, 1993 the Company purchased 450 store locations, comprising the Chess King Division of Melville Corporation, and related merchandise inventory. The purchase price, including certain post closing adjustments and other estimated direct acquisitions costs, was approximately $40.2 million. The Company paid approximately $10.8 million in cash and issued a convertible fixed rate note for the balance of the purchase price. Store location acquisition expenditures for fiscal 1993 were $6.4 million.

     The Company's net operating losses for fiscal 1995 and 1994 were carried back to prior fiscal years, resulting in refundable Federal and state income taxes paid in such years. The Company expects to receive in May 1995 refunds of Federal income taxes in the aggregate amount of approximately $19.5 million.

     The Company's business plan currently contemplates that it will open one new store and remodel 26 stores during fiscal 1996 at a cost of approximately $5.7 million, and make other capital expenditures of approximately $4.0 million.

     The Company has a $100 million unsecured revolving credit agreement as debtor-in-possession with a group of financial institutions. The agreement provides for cash borrowings and the issuance of up to $80 million in letters of credit which in the aggregate cannot exceed the lower of a "borrowing base" or $100 million. The "borrowing base" is equal to the sum of 40% of eligible inventory, as defined in the agreement, plus 40% of inventory on order under international letters of credit, less $2.5 million. As of April 29, 1995, the borrowing base was $30.3 million, of which approximately $7.1 million was available under the credit agreement. The Company is currently seeking additional availability under its credit agreement in order to take advantage of increased foreign sourcing opportunities during peak buying periods. There is no assurance that such additional financing will be available.

     Cash borrowings bear interest at the prime rate established by Chemical Bank plus 1.25% (9.75% as of January
28, 1995). The agreement also requires a monthly unused line fee of .5% per annum and an annual agent fee of $100,000. Letter of credit fees are 2% per annum for standby letters of credit and 1.75% per annum for documentary letters of credit.

     Cash borrowings and letters of credit issued under the agreement have been granted super priority status by the Court over all obligations except certain administrative expenses, as defined in the agreement.

     During the term of the agreement, the Company cannot pay dividends and is required to meet minimum levels of earnings before interest, income taxes, depreciation and amortization and certain reorganization costs, maintain inventory levels between specified minimum and maximum levels, and limit capital expenditures to $10 million for the year ended February 3, 1996, and $3 million from February 4, 1996, through the April 21, 1996 expiration date. Financial covenants under the Company's existing credit facility were based on financial projections which assumed, among other things, sales forecasts, economic conditions, the achievement of expense savings initiatives, inventory management and other factors which are subject to uncertainties and contingencies, many of which are beyond the Company's control. Accordingly, the Company's compliance with its financial covenant requirements under its existing facility is not assured.

     Any borrowings outstanding are payable on the earlier of April 21, 1996, or the date of consummation of a plan of reorganization. The existing debtor-in-possession financing may be replaced with a comparable financing agreement.

     In view of the Chapter 11 reorganization, there is uncertainty with respect to the Company's liquidity. The Company believes that at the present time its working capital, including cash on hand, cash management measures, anticipated net cash provided by operating activities, factor and vendor trade credit, debtor-in-possession financing and the Company's fiscal 1995 Federal income tax refund should enable the Company to meet its short-term liquidity requirements. However, any change in the current status of these or other items affecting the Company, including adverse operating results, a reduction in vendor or factor trade credit, loss or inadequacy of debtor-in-possession financing or a delay in the tax refund could have a materially adverse effect on the Company's liquidity and on its operations.

                  New Accounting Standards

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121) in March, 1995. SFAS 121 is effective for years beginning after December 15, 1995. The Company has not yet determined the effect of the adoption of SFAS 121 on its financial position and results of operations.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

Three year period ended January 28, 1995    1995      1994
1993
Net sales                 $782,816,000$959,878,000$877,499
,000
Costs and expenses:
     Cost of sales, buying and occupancy648,627,000780,279
,000 621,591,000

     Selling and administrative218,990,000230,616,000195,2
24,000

     Interest expense, net (note 11)1,928,0005,859,000872,
000

          Total costs and expenses869,545,0001,016,754,000
817,687,000

Earnings (loss) before reorganization
costs and income taxes (benefit)(86,729,000)(56,876,000)59
,812,000

Reorganization costs (note 12)116,490,0006,935,000       -

Earnings (loss) before income taxes
(benefit)                             (203,219,000)(63,811
,000)     59,812,000

Income taxes (benefit)(note 13)(16,879,000)(18,187,000)21,
831,000

Net earnings (loss)     $(186,340,000)$(45,624,000)$37,981
,000

Earnings (loss) per share of common
stock (note 10)                          $(3.45)    $(.85)
$.71


See accompanying notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

January 28, 1995 and January 29,19941995              1994
Assets
Current assets:
  Cash and cash equivalents  $58,372,000      $113,119,000
  Receivables                  7,594,000         3,916,000
  Merchandise inventories     48,088,000        71,528,000
  Prepaid expenses and other, including deferred
    income taxes of $2,323,000 in 1994 (note 13) 2,348,000
4,279,000
  Refundable income taxes     16,811,000        18,026,000
       Total current assets  133,213,000       210,868,000

Property and equipment, at cost (notes 6 and 9)
  Land and land improvements   4,495,000         5,421,000
  Buildings                                     36,811,000
37,428,000
  Leasehold improvements     111,902,000       140,301,000
  Furniture, fixtures and equipment158,375,000 183,681,000
                             311,583,000       366,831,000

  Less accumulated depreciation and amortization117,518,000
119,691,000
  Net property and equipment 194,065,000       247,140,000

Other assets                                     1,145,000
3,871,000
                            $328,423,000      $461,879,000

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable, trade    $14,309,000        $5,406,000
  Other payables and accrued expenses (note 4)  49,543,000
30,997,000
     Total current liabilities63,852,000        36,403,000

Noncurrent liabilities:
  Long-term debt (note 6)     10,000,000        10,000,000
  Other, including deferred income taxes of $196,000
    and $648,000 (note 13)    10,398,000        11,113,000
       Total noncurrent liabilities20,398,000   21,113,000

Liabilities subject to compromise under reorganization
   proceedings (note 9)      238,474,000       213,142,000


Stockholders' equity (note 10):
  Common stock of $.01 par value per share:
     Authorized 100,000,000 shares; issued
     and outstanding 53,931,008 shares at
     January 28,1995 and 53,932,335
     shares at January 29, 1994  539,000           539,000
  Additional paid-in capital  71,462,000        70,644,000
  Retained earnings (deficit)(66,302,000)      120,038,000
     Total stockholders' equity5,699,000       191,221,000
                            $328,423,000      $461,879,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three year period ended   Common AdditionalRetained
January 28, 1995          StockPaid-in CapitalEa
rnings(Deficit)           Total

Balance at February 1, 1992$533,000$64,121,000$132,688,000
$197,342,000

Net earnings-fiscal 1993    -         - 37,981,000 37,981,
000

Cash dividends-$.053 per share        -         - (2,856,0
00)                (2,856,000)

Issuance of common stock in connection
  with the exercise of stock options (note 15)2,000654,000
- -                     656,000

Grant and amortization of and tax benefits
  related to restricted common stock4,0002,489,000      -
2,493,000

Balance at January 30, 1993539,00067,264,000167,813,000 23
5,616,000

Net loss-fiscal 1994        -         - (45,624,000)(45,62
4,000)

Cash dividends-$.04 per share-        - (2,151,000)(2,151,
000)

Issuance of common stock in connection
  with the exercise of stock options (note 15)  -  624,000
- -                     624,000

Amortization of and tax benefits
  related to restricted common stock  -  2,756,000      -
2,756,000

Balance at January 29, 1994539,00070,644,000120,038,000 19
1,221,000

Net loss-fiscal 1995        -         - (186,340,000)(186,
340,000)

Issuance of common stock in connection
  with the exercise of stock options (note 15)  -   24,000
- -                      24,000

Amortization of and tax effect
  related to restricted common stock  -    794,000      -
794,000

Balance at January 28, 1995$539,000$71,462,000$(66,302,000)
$5,699,000


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three year period ended January 28, 1995   1995       1994
1993

Operating activities:
   Net earnings (loss)$(186,340,000)$(45,624,000)$37,981,000
Adjustments to reconcile net earnings (loss)
to net cash provided by (used in)operating activities:
   Noncash reorganization costs, including
   $38,026,000 of loss on disposal of property
   and equipment in 199579,185,000   4,734,000          -
Depreciation and amortization32,282,000 34,800,000 29,042,
000
Provision (credit) for deferred income taxes1,871,000 (985
,000)                      117,000
Losses on and provisions related to property
and equipment                    -  11,467,000  1,303,000
Amortization of restricted common stock819,000  1,740,000
1,309,000
Changes in operating assets and liabilities,
net of effects of store acquisitions:
   (Increase) decrease in:
   Receivables          (3,678,000)    574,000   (369,000)
   Merchandise inventories23,440,000 27,146,000 (19,089,000)
   Prepaid expenses and other(895,000)1,027,000 2,569,000
   Refundable income taxes1,190,000 (17,010,000)        -
   Other assets          1,975,000  (1,008,000)  (530,000)
Increase (decrease) in:
   Accounts payable, trade8,903,000 (28,020,000)8,458,000
   Other payables and accrued expenses8,582,000 (10,812,000)
466,000
   Federal and state income taxes payable    - (9,578,000)
10,790,000
   Other noncurrent liabilities(263,000)1,365,000 391,000
   Operating payables subject to compromise
   under reorganization proceedings (4,609,000)69,212,000
- -
   Net cash provided by (used in) operating activities(37,
538,000)                39,028,000  72,438,000
Investing activities:
   Property and equipment expenditures(17,896,000)(46,301,
000)                   (63,830,000)
   Proceeds from sales of property and equipment  663,000
456,000                    914,000
   Acquisitions of store locations- (10,769,000)(6,418,000)
   Proceeds from redemption of marketable securities    -
- -                        9,703,000
     Net cash used in investing activities(17,233,000)(56,
614,000)               (59,631,000)
Financing activities:
  Prepetition debt activity:
    Net borrowing under revolving credit debt- 44,520,000
- -
    Proceeds from issuance of institutional investor notes
- -                       65,000,000           -
    Repayment of long-term debt  - (15,000,000)         -
    Principal payments on secured notes payable         -
(432,000)                 (284,000)
  Procurement costs related to debtor-in-possession
financing                        -  (1,255,000)         -
  Proceeds from issuance of common stock24,000    624,000
656,000
  Dividends paid                 -  (2,867,000)(2,848,000)
  Other                          -           -      3,000
  Net cash provided by (used in) financing activities24,000
90,590,000              (2,473,000)
  Net change in cash and cash equivalents(54,747,000)73,00
4,000                   10,334,000
Cash and cash equivalents at beginning of year113,119,000
40,115,000              29,781,000
Cash and cash equivalents at end of year$58,372,000 $113,1
19,000                 $40,115,000


See accompanying notes to consolidated financial statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   REORGANIZATION AND BASIS OF REPORTING

     Merry-Go-Round Enterprises, Inc. (the "Company"), a national specialty retailer of contemporary fashions primarily for young men and women, operated 1,006 stores in 43 states and Washington, D.C. as of January 28, 1995. The majority of stores operate under the trade names Merry-Go-Round, N E T Works, DJ's Fashion Center for Men, Dejaiz, Attivo, Chess King, Cignal and Boogies Diner and are located in enclosed regional shopping malls. As of January 28, 1995 the geographical distribution of these stores was: East North Central, 231; East South Central, 55; Middle Atlantic, 167; Mountain, 36; New England, 71; Pacific 86; South Atlantic, 208; West North Central, 37; and West South Central, 115.

     On January 11, 1994, the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Maryland, Baltimore Division (the "Court"). During fiscal 1995, various other subsidiaries of the Company filed voluntary petitions for relief under Chapter 11. The Company and such subsidiaries are presently operating their businesses as debtors-in-possession under the jurisdiction of the Court. As debtors-in-possession, the Company and such subsidiaries may not engage in transactions outside of the ordinary course of business without approval of the Court, after notice and hearing.

     Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of January 11, 1994. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Court's determination of the allowed amount of contingent or other disputed claims. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of impaired prepetition creditors and stockholders and confirmation by the Court. Liabilities subject to compromise (see note 9) in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of January 28, 1995 and January 29, 1994, subject to adjustment in the reorganization process.

     On February 23, 1995, the Company and its official creditors' and equity committees (collectively, the "Plan Proponents") filed a Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). The solicitation period expires on May 1, 1995. The Company will request that the Court extend the solicitation period. The Company expects that an extension will be granted. If the solicitation period is not extended by the Court or if the Plan Proponents fail to obtain acceptance of the Plan as required by the Bankruptcy Code within the solicitation period as extended, any party in interest may file a competing plan of reorganization. There can be no assurance that the solicitation period will be extended or that, if it is extended, the Plan will be accepted by the holders of claims and stockholders as required by the Bankruptcy Code.

     Pursuant to a stipulation approved by the Court in January 1995, the Company and the Stakeholders agreed that the Stakeholders would be free to file a competing plan or plans of reorganization at any time, including during the Solicitation Period. The Company subsequently received a copy of an agreement among the Stakeholders pursuant to which the Stakeholders have agreed among themselves (i) to ratify the terms of the Plan, (ii) to use their best efforts to cause the Plan to be confirmed by June 30, 1995, (iii) as to the official committees, to recommend the Plan (iv) as to the other Stakeholders, not to support a competing plan of reorganization and (v) to seek to cause the Company to engage a nationally-recognized search firm to find a permanent Chief Executive Officer. The agreement expires by its terms on October 2, 1995 or on September 5, 1995 if no Plan confirmation hearing has then been set or if the hearing is set for after October 2, 1995.

     Under the Plan, the Company would continue to exist as a separate corporate entity with a revised capital structure. The terms of the Plan provide distribution to unsecured creditors of up to $130 million in cash and interest-bearing securities plus 75% of the stock of the reorganized company, and the distribution to existing stockholders of 25% of the common stock of the reorganized company assuming $225 million in allowed unsecured claims. The Plan further provides that if allowed unsecured claims exceed $225 million, the common stock issued to the existing stockholders would be reduced by, and the common stock issued to unsecured creditors would be increased by, one percent for each $5.3 million of allowed unsecured claims in excess of $225 million. Under the Plan, the percentage ownership of existing stockholders in the reorganized company would not be reduced below 10%. For each one percent reduction in the percentage of common stock below 25% (down to 10%) issued to the existing stockholders, the reorganized company would issue warrants to the existing Stockholders to purchase one percent of the common stock for an estimated exercise price of $2.0 million, exercisable for three years. For each $1 million by which the cash distributed to unsecured creditors exceeds $25 million, existing stockholders would receive warrants to purchase 0.2% of the reorganized company's common stock, up to a maximum of five percent of total new common shares outstanding. These warrants would be exercisable for three years at an estimated price of $1.6 million for each one percent of the reorganized company's common stock.

     Conditions to the confirmation of the Plan are that
1) the Company obtain a Financing Commitment; 2) the notice for a confirmation hearing be dated not later than September 5, 1995; and 3) the Court confirm the Plan no later than October 2, 1995. The effectiveness of the Plan is subject to the satisfaction or waiver of all conditions to the advancement of funds under the Financing Commitment by the effective date which may not be later than October 31, 1995. Any condition may be waived by unanimous consent of the Company and the Stakeholders except for the Financing Commitment which may be waived by majority consent of such parties.

     The Company and the Stakeholders had contemplated that the Company would be able to emerge from Chapter 11 the during summer of 1995. After considering the results of the Company's operations in February and March, 1995 and after holding initial discussions with potential lenders for the Financing Commitment, the Company concluded that the confirmation of the Plan would be delayed beyond June 30, 1995. However, in view of the initial discussions with potential Financing Commitment lenders and the Company's results in February and March, 1995, the Company recently announced that it anticipates a delay in the confirmation of the Plan beyond June 30, 1995.

     Successful implementation of the Plan will depend on, among other things, the successful implementation and validation of the Company's business plan, the availability of a Financing Commitment on acceptable terms and conditions, and acceptance of the Plan by the numbers and amounts of impaired prepetition creditors and stockholders required by the Bankruptcy Code. There can be no assurance that the Company will be successful in the implementation and validation of the present business plan.

     In view of the uncertainties regarding the conditions to the Plan's successful implementation, there can be no assurance that the Plan will be confirmed or become effective. The Plan may require material modification and, in the event of a lack of agreement among the Company and the Stakeholders as to such modification, could be rescinded. If no plan of reorganization is successfully implemented, the Company could be liquidated. Certain modifications to the Plan or a failure to implement successfully the Plan could have a material adverse effect on the value of the stockholders' interest in the Company.

     At this time it is not possible to predict the outcome of the Company's Chapter 11 proceedings as a general matter, or the effect of the proceedings on the Company or on the interests of prepetition creditors and stockholders. The uncertainty regarding the eventual outcome of the Chapter 11 proceedings and the effects of other unknown adverse factors could threaten the Company's existence as a going concern.

     The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. The final plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, a successful top management transition, future profitable operations, compliance with debtor-in-possession financing agreements, availability of a Financing Commitment on acceptable terms and conditions, maintenance of vendor and factor confidence, renewal of desirable store leases, the ability to generate sufficient cash from operations and the maintenance of financing sources to meet current and future obligations.

     In view of the Chapter 11 reorganization, there is uncertainty with respect to the Company's liquidity. The Company believes that at the present time its working capital, including cash on hand, cash management measures, anticipated net cash provided by operating activities, factor and vendor trade credit, debtor-in-possession financing and the Company's fiscal 1995 Federal income tax refund should enable the Company to meet its short-term liquidity requirements. However, any change in the current status of these or other items affecting the Company, including adverse operating results, a reduction in vendor or factor trade credit, loss or inadequacy of debtor-in-possession financing or a delay in the tax refund could have a materially adverse effect on the Company's liquidity and on its operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Company reports on a 52-53 week year ending the Saturday nearest January 31. Fiscal years 1995,
1994 and 1993 each consisted of 52 weeks.

Consolidated Financial Statements - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents - Cash equivalents include all highly liquid investments with maturities, at dates of purchase, of three months or less.

Merchandise Inventories - Merchandise inventories are stated at the lower of first-in, first-out cost or market. The cost of merchandise is determined by the retail method.

Property and Equipment - For financial reporting purposes, buildings and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the terms of the respective leases or the lives of the improvements. Effective January 31, 1993, the Company extended the useful lives of certain property and equipment in its headquarters and distribution center and stores, and established a salvage value of the headquarters and distribution center. These changes were made to more closely reflect the estimated physical and economic lives and salvage value of the property and equipment. The effect of these changes decreased the loss before income taxes and net loss for fiscal 1994 by approximately
$3,600,000 and $2,574,000, respectively, or $.05 per share.

Income Taxes - Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the use of the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which the temporary differences are expected to be recovered or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on the consideration of available evidence and other factors. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date. The effects of adopting SFAS 109 as of January 31, 1993, and for fiscal 1994 were not material.

     Prior to adoption of SFAS 109, the Company accounted for income taxes using the deferred method under APB Opinion No. 11, which required that deferred income taxes be recognized for income and expense items that were reported in different years for financial reporting and income tax purposes. Under the deferred method, deferred income tax balances were not adjusted for subsequent changes in tax rates.

Preopening Costs - Expenses associated with the opening of new stores are charged to expense as incurred.

Reorganization Costs - Professional fees, the write-off of assets, damages to be paid under rejected leases and other costs and expenditures related to the reorganization under Chapter 11 protection are classified as reorganization costs. (See note 12).

3.   ACQUISITIONS OF STORE LOCATIONS

     On May 16, 1993, the Company acquired from Melville Corporation ("Melville") 450 store locations and related assets operated as men's retail clothing stores under the names "Chess King," "Garage," "Metro Garage" and "Freefall" (collectively "Chess King"). The assets acquired included merchandise inventory, furniture, fixtures, equipment, leasehold improvements, and leases of the acquired locations operated by Melville under these names.

     The aggregate cost of acquiring the assets from
Melville, including certain post closing adjustments and
other estimated direct acquisition costs, was approximately
$40.2
million of which $10.8 million was paid in cash and $29.4 million was paid by issuing a convertible note to Melville.

     The following unaudited pro forma information has been prepared assuming the acquisition of the 450 locations occurred as of the beginning of the Company's 1994 and 1993 fiscal years. Chess King's fiscal years ended on December 31, and it is not practicable to develop meaningful operating statements for the retail locations conforming to the Company's fiscal year for pro forma purposes. The following unaudited pro forma financial information for fiscal 1993 includes the historical results of operations for the acquired retail locations for the year ended December 31, 1992, and the unaudited pro forma financial information for fiscal 1994 includes the historical results of operations for the acquired retail locations for the three months ended March 27, 1993 and the period from May 2, 1993 to May 15, 1993.


                                   Year Ended
                         January 29, 1994         January
30, 1993

Net sales                $996,624,000
$1,062,227,000
Net earnings (loss)           $(53,246,000)
22,702,000
Earnings (loss) per share               $ (.99)
$      .42
==========================================

The Company did not acquire any warehousing and distribution facilities or corporate personnel. The Company has substituted its corporate personnel, including senior management, for that of Chess King. The unaudited pro forma information may not be indicative of the actual results of operations that would have occurred had the acquisition of these retail locations actually been made at the beginning of the respective periods or of future results of operations of the Company with the retail locations under the Company's management and control.

     During fiscal 1993, the Company acquired 88 store locations and certain other assets for approximately $8.9 million, including liabilities assumed. This acquisition did not have a material effect on results of operations in fiscal 1993.

4.   OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

                                   1995           1994

Accrued wages and benefits              $16,748,000
$  9,444,000
Operating expenses payable         `      11,875,000
10,589,000
Accrued rent and occupancy costs            1,719,000
1,255,000
Accrued taxes - other than income           3,210,000
2,964,000
Accrued reorganization expenses             3,508,000
518,000
Other                                12,483,000
6,227,000
                              $49,543,000
$30,997,000
==========================================

5.   DEBTOR-IN -POSSESSION FINANCING

     The Company has a $100 million unsecured revolving credit agreement with a group of financial institutions.
The agreement, as amended to date, provides for cash borrowings and the issuance of up to $80 million in letters of credit which, in the aggregate, cannot exceed the lower of a "borrowing base" or $100 million. The "borrowing base" is equal to the sum of 40% of eligible inventory, as defined in the agreement, plus 40% of inventory on order under international letters of credit, less $2.5 million.

     Cash borrowings bear interest at the prime rate established by Chemical Bank plus 1.25% (9.75% as of January 28, 1995). The agreement also requires a monthly unused line fee of .5% per annum and an annual agent fee of $100,000. Letter of credit fees are 2% per annum for standby letters of credit and 1.75% per annum for documentary letters of credit.

     Cash borrowings and letters of credit issued under the agreement have been granted super priority status by the Court over all obligations except certain administrative expenses, as defined in the agreement.

     During the term of the agreement, the Company cannot pay dividends and is required to meet minimum levels of earnings before interest, income taxes, depreciation and amortization and certain reorganization costs, maintain inventory levels between specified minimum and maximum levels, and limit capital expenditures to $10 million for the year ended February 3, 1996, and $3 million from February 4, 1996, through the April 21, 1996 expiration date.

     Any borrowings outstanding are payable on the earlier of April 21, 1996, or the date of consummation of a plan of reorganization.

6.   LONG-TERM DEBT

     The $10 million note payable is secured by property, fixtures and certain equipment comprising the Company's headquarters and distribution center. The note bore interest at 10.36% per annum, payable semi-annually and was due February 15, 1994. Subsequent to maturity, the note bears interest at 11.36% per annum.

     The Company has continued to accrue interest at the contractual rate on this note and has not classified the note as subject to compromise in the accompanying consolidated balance sheets. However, principal and interest payments have been suspended until the Court authorizes payment or confirms a plan of reorganization defining the repayment terms. (See note 9.)

7.   LEASE COMMITMENTS

     As of January 28, 1995, the Company was committed under non-cancelable operating leases for retail stores expiring at various dates through 2008. Generally, retail store leases provide for additional rentals based on a percentage of sales and increases in real estate taxes and various mall operating expenses.

     Rent and other expenses under such leases charged to operations were as follows:

                    1995           1994           1993

Minimum rentals          $  76,573,000       $  82,550,000
$60,956,000

Contingent rentals
and other expenses           42,114,000          47,481,000
36,291,000
                    $118,687,000        $130,031,000
$97,247,000
==========================================

Subject to the approval of the Court, the Company can reject executory contracts, including leases, under the relevant
provisions of the Bankruptcy Code.   Rejection of a lease
gives the lessor the right to assert a prepetition claim against the Company as though the lease had been terminated as of the date of the Chapter 11 filing. However, the amount of the claim may be limited by the Bankruptcy Code. Estimated allowed claims for rejected leases are included in reorganization costs (see note 12). The analysis of lease commitments below has not been adjusted to reflect possible future lease rejections.

     Certain of the Chess King leases acquired in fiscal 1994 (see note 3) are guaranteed by a subsidiary of Melville. Therefore, the lessors of rejected leases may have a claim against such subsidiary for unpaid lease obligations and breach of contract claims beyond the amounts permitted to be asserted against the Company under the Bankruptcy Code. As part of the purchase agreement, the Company has indemnified Melville against any loss under the lease guarantee. As a result, Melville may assert a prepetition claim against the Company for the amounts it is required to pay under the guarantee. (See note 9).
     As of January 28, 1995, future minimum rental payments under noncancelable operating leases are as follows:


1996                     $  63,321,000
1997                         58,958,000
1998                         54,728,000
1999                         49,754,000
2000                         46,550,000
Subsequent to 2000            $126,743,000
==========================================

8.   CONTINGENCIES

     The Company is a party to various lawsuits and other actions arising in the course of its business. Although the ultimate resolution of these legal matters is not subject to determination at the present time, in the opinion of management, based on a number of factors, their resolution will not have a material adverse effect on the Company's liquidity. Under Chapter 11, actions to pursue litigation against the Company are automatically stayed if the claim arose, or is based on events that occurred on or before the petition date of January 11, 1994.

9.   LIABILITIES SUBJECT TO COMPROMISE

     Certain prepetition liabilities have been approved by the Court for payment. As of January 28, 1995 and January
29, 1994, such amounts, to the extent not paid, were included in accrued expenses and other payables. The remainder of the Company's liabilities as of January 11, 1994, and certain other prepetition claims, are classified as liabilities subject to compromise as of January 28, 1995 and January 29, 1994 and consist of:



                                        1995           1994
     Secured note payable                    $    4,997,000
$    4,997,000

     Unsecured liabilities:
          Institutional investor notes
65,000,000              65,000,000
          Other payables and accrued expenses
55,368,000              28,331,000
          Revolving credit debt                  44,520,000
44,520,000
          Accounts payable, trade                39,176,000
40,881,000
          Chess King acquisition debt            29,413,000
29,413,000
                                   $238,474,000
$213,142,000

==========================================

     The secured note payable was satisfied in part on February 28, 1995, as a result of the sale of the retail location securing the note. The creditor received net proceeds of $4,653,000 and may be allowed an unsecured claim in Court for the remaining balance of $344,000.

     The institutional investor notes were due in various amounts through September 1, 2003, with $50,000,000 bearing interest at 7.0% per annum and $15,000,000 bearing interest at 6.44% per annum. The revolving credit debt bears interest at the lower of the bank's prime rate less 1/2% or the federal funds rate plus 1% and was due June 1995. The
Chess King acquisition debt bears interest at 6% per annum and was due in equal installments in May 1996 and 1997, if not previously converted at the holders' option to common stock of the Company.

     The Company has determined that, with the exception of the $10 million note payable described in note 6, it is not probable that it will ultimately pay interest on its prepetition obligations. As a result, the Company stopped accruing interest on its prepetition obligations as of the petition date, except for the $10 million note payable. However, the Court could determine that post-petition interest should be paid on these obligations. Interest on the $10 million note payable will not be paid until either a court order is entered authorizing payment or a plan of reorganization providing for payment of interest on this note is confirmed by the Court. Contractual interest on all obligations exceeds interest expense recorded in the accompanying consolidated statement of operations by approximately $ 8,875,000 and $400,000 for fiscal 1995 and 1994, respectively.

     The Company is negotiating with creditors to reconcile claims filed with the Court to the Company's financial records. The adjustment to recorded liabilities arising from this reconciliation process is not subject to reasonable estimation at this time. Additional bankruptcy claims and prepetition liabilities may arise from the termination of other contractual obligations and the settlement of disputed claims. Consequently, the amounts included in the consolidated balance sheet as liabilities subject to compromise may be subject to further adjustment.

     Included in other payables and accrued expenses above are claims by landlords, which are permitted by the Bankruptcy Code, of approximately $31,657,000 arising from the rejection of approximately 285 store leases. Of these stores, 79 were leases acquired in the 1993 acquisition of Chess King and were guaranteed by a subsidiary of Melville. Therefore, the related lessors may have a claim against such subsidiary for unpaid lease obligations and breach of contract claims beyond the amounts permitted by the Bankruptcy Code. As part of the purchase agreement, the Company has agreed to indemnify Melville against any loss under the lease guarantee. As a result, Melville may assert claims against the Company for amounts, if any, it is required to pay under the lease guarantees.

     If Melville is required to perform under the lease guarantees relating to these rejected leases, the amount of any allowed claim against the Company in Court under the indemnification clause of a purchase agreement is uncertain. As a result, the Company has recorded a liability subject to compromise in the amount of the maximum claim permitted the lessor under the Bankruptcy Code and has not recorded any amount relating to the potential claims by Melville which may arise under the indemnification clause of the purchase agreement. In addition, since landlords are generally required to mitigate losses under the rejected leases, the amount of their losses including the portion of their losses which may represent a claim against Melville, cannot be estimated at this time. The total lease commitments on the rejected Chess King stores in excess of the recorded claims are approximately $20,300,000.

     Additional amounts relating to these leases will be recorded, if necessary, in the period in which, based on the legal status of Melville's claim, it becomes probable that any claims against the Company by Melville will be allowed by the Court and the amounts can be reasonably estimated.
In the event claims arising from the Melville lease guarantees are permitted in Court, these claims will be prepetition claims and will be subject to the payment terms dictated by a confirmed plan of reorganization.

     A plan of reorganization ultimately approved by a majority of the Company's impaired prepetition creditors and stockholders and confirmed by the Court may materially change the amounts and terms of prepetition liabilities.

10.  STOCKHOLDERS' EQUITY

EARNINGS PER SHARE - Earnings per share are based on the weighted average number of shares outstanding each year -
53,939,684 for fiscal 1995, 53,911,376 for fiscal 1994 and
53,719,960 for fiscal 1993.

CASH DIVIDENDS - In December, 1993, the Company discontinued payments of a dividend on its common stock. Prior to that date, it had followed a policy of paying a quarterly dividend.

PREFERRED STOCK - The Company is authorized to issue
1,000,000 shares of Class A Preferred Stock.  As of January
28, 1995, no shares were issued or outstanding.

SHAREHOLDER RIGHTS PLAN - The Company has a Shareholder Rights Plan (the Rights Plan) pursuant to which one Right was distributed to stockholders for each share of common stock outstanding on September 30, 1991, and one Right attaches to each common share issued thereafter. Each Right initially entitles the holder to purchase one-one thousandth share of Class A Preferred Stock (Preferred Stock) for the exercise price of $56. Each one-one thousandth share of Preferred Stock has voting rights and dividend and distribution privileges (after giving effect to a $1.00 liquidation preference) equivalent to one share of the Company's common stock. The Rights Plan, among other things, provides that each Right may be exercisable if 15% or more of the Company's stock is beneficially acquired by a third party or group (Acquiring Person). Under such circumstances, Rights (other than those held by the Acquiring Person) may be exercised for common stock of the Company having a market value of twice the exercise price (or, in the Company's discretion, for one-one thousandth share of Preferred Stock for each common share so issuable). Alternatively, the Company may exchange one share of common stock (or one-one thousandth share of Preferred Stock) for each Right (other than Rights of the Acquiring Person). In addition, the Rights Plan provides that if, after a person becomes an Acquiring Person, the Company is acquired in a merger or other similar business combination, or certain other transactions occur, Rights will be exercisable to purchase common stock of the acquiring entity having a market value of twice the exercise price. The Rights are not currently exercisable, do not trade separately from the common stock, are redeemable at $.01 for each Right at the discretion of the Board of Directors and expire on September 30, 2001. Until exercised, Rights carry no dividend or voting rights.

11.  INTEREST EXPENSE, NET

Interest expense, net consists of:

____________________________________________________________
____________
                                  1995      1994      1993
Interest income           $   (59,000)$ (500,000)$ (831,000)
Interest expense             1,987,000 6,359,000 1,703,000
                      --------------------------------------
- ---------
                            $1,928,000$5,859,000$  872,000
============================================================
====

     Interest income in the amount of $1,531,000, attributable to excess cash accumulated during the reorganization proceedings, is recorded as a reorganization item and is not included in interest income.

     The Company paid interest of approximately $730,000, $5,616,000 and $1,504,000 in fiscal 1995, 1994 and 1993, respectively. Interest costs capitalized were $548,000 in fiscal 1994 and $2,194,000 in fiscal 1993.

12.  REORGANIZATION COSTS

Reorganization costs recorded during fiscal 1995 and 1994 consisted of:


____________________________________________________________
          ____________
                                            1995      1994
          Write-off of leasehold
          improvements and fixtures
          associated with closed
          stores                     $38,026,000$2,550,000
          Estimated lease rejection
          claims                      29,941,000 1,716,000
          Losses resulting from store
          closing sales and inventory
          write-downs                 29,585,000         -
          Professional fees            9,498,000 1,785,000
          Severance, retention bonus,
          and related payroll taxes
          and fringe benefits         8,576,000          -
          Other                        2,395,000   884,000
          Interest income            (1,531,000)        -
                                --------------------------------
                                   $116,490,000 $6,935,000


Inventory write-downs of $22,179,000 included in reorganization costs for fiscal 1995 represent markdowns related to merchandise categories and styles discontinued as a result of inventory repositioning efforts in the fourth quarter.

13.  INCOME TAXES

The components of income tax expense (benefit) are as follows:


____________________________________________________________
          ____________
                                  1995      1994      1993
Current:
          Federal        $(19,400,000)$(16,627,000)$18,989,000
          State                650,000 (575,000) 2,725,000
                      ------------------------------------------------
                          (18,750,000)(17,202,000)21,714,000
Deferred:

          Federal and state  1,871,000 (985,000)   117,000
                       ---------------------------------------------

                         $(16,879,000)$(18,187,000)$21,831,000



     A reconciliation of the Federal statutory rate to the effective income tax (benefit) rate applicable to earnings
(loss) before income taxes is as follows:


____________________________________________________________
____________
                                  1995      1994      1993
Statutory rate on earnings
     (loss) before income
     taxes                         (34.0)%   (34.0)%    34.0%
State and local income
     taxes, net of Federal
     income tax effect                .3      (2.9)      3.7
Provision to reduce deferred
     tax assets to estimated
     realizable value               20.2       8.1       -
Non deductible
          reorganization
          costs                      2.1       -         -
Other, net                           3.1        .3      (1.2)
                         ---------------------------------------------
Effective income tax
          (benefit) rate            (8.3)%   (28.5)%    36.5%



     The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities included in the net deferred tax asset (liability) as of January 28, 1995 and January 29, 1994 are summarized as follows:


____________________________________________________________
____________
                                            1995      1994
Deferred tax assets:
     Net operating loss carryforward$ 29,677,000$           -
     Accrued rentals and lease
     rejection claims                 14,198,0004,427,000
     Other accrued expenses            5,971,000     639,000
     Alternative minimum tax credit
     carryforward                      5,638,000   2,283,000
     Accrued compensation and benefit
     costs                             4,936,000 3,807,000
     Inventory capitalization          1,586,000 1,898,000
                                 ------------------------------
                                      62,006,00013,054,000
     Valuation allowance            (46,287,000)(5,139,000)
                                 ------------------------------
                                      15,719,000 7,915,000
                                 ------------------------------

Deferred tax liabilities:
          Accelerated depreciation and
          provisions for property and
          equipment disposals         15,915,0005,884,000
     Prepaid benefit costs                     -   356,000
                                 ------------------------------
                                      15,915,000 6,240,000
                                 ------------------------------

Net deferred tax asset (liability)$    (196,000)$ 1,675,000



     The increase in the total valuation allowance for the years ended January 28, 1995 and January 29, 1994, was $41,148,000 and $5,139,000, respectively. The net realizable balance of deferred tax assets as of January 28, 1995 and January 29, 1994, was determined based on the extent to which the related deductible amounts could be applied to either prior years' pre-tax income or future years' taxable amounts related to deferred tax liabilities based on their estimated scheduled reversals.

     The provision for deferred income taxes for fiscal 1993 represents the tax effects of timing differences as follows:


____________________________________________________________
____________
Depreciation                                    $2,602,000
Compensation and employee benefit costs        (1,798,000)
Inventory capitalization                         (412,000)
Other, net                                       (275,000)
                                          ----------------
                                               $   117,000



     As of January 28, 1995, the Company has net operating loss carryforwards for federal income tax purposes of approximately $87,000,000 which are available to offset future federal taxable income through fiscal 2010. In addition, the Company has alternative minimum tax credit carryforwards of approximately $5,638,000 which are available to reduce future federal regular income taxes over an indefinite period. A plan of reorganization or significant changes in ownership of the Company could limit the use of the net operating loss carryforward.

     The Company paid income taxes of approximately $475,000, $10,457,000 and $13,892,000 in fiscal 1995, 1994 and 1993, respectively. During fiscal 1995, the Company received a refund of approximately $19,897,000 related to net operating losses incurred in fiscal 1994. The Company's Federal income tax returns have been examined by the Internal Revenue Service through fiscal 1994.

14.  THRIFT PLAN

The Company has a thrift and savings plan (the "Plan") which meets the qualifications of Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the Plan after reaching age twenty-one and completing one year of service, as defined. Under the Plan, employee contributions are matched by the Company at a rate determined by the

Board of Directors. The Company's contributions are vested over a five-year period, where applicable. Thrift and savings plan expense was approximately $998,000, $986,000 and $780,000 for fiscal 1995, 1994 and 1993, respectively.

15.  INCENTIVE AND SEVERANCE PLANS

The Company has incentive plans (the "Plans") pursuant to which the Company has granted stock options, performance units and restricted common stock to officers and other key employees.

     As of January 28, 1995, options to purchase 4,246,577 shares of common stock were outstanding. The options are exercisable over a ten-year period from dates of grants.

     A summary of the changes in the outstanding stock options is as follows:


____________________________________________________________
____________
                                  1995      1994      1993
Balance at beginning of year 3,187,194 3,443,8761,868,399
Options granted              2,198,100         -1,715,750
Options exercised             (15,948) (102,924) (131,635)
Options canceled or expired(1,122,769)    (153,758)    (8,638)
                       ---------------------------------------------
Balance at end of year       4,246,577 3,187,194 3,443,876



     The options outstanding as of January 28, 1995, are as follows: 1,221,806 shares at $10.125; 921,305 shares at
$6.556; 181,616 shares at $5.292; 1,262,600 at $3.50;
129,113 shares at $3.102; 2,835 shares at $2.435; 400,000
shares at $2.00; 104,802 shares at $1.51; 20,000 shares at
$1.25 and 2,500 shares at $1.125.  As of January 28, 1995
and January 29, 1994, 1,767,418 and 1,360,442 options were
exercisable, respectively.

     During the quarter ended May 1, 1993, the Company determined that no amounts were payable under a performance unit incentive arrangement and accordingly, the Company reversed an accrual for expenses recorded in prior years for amounts previously estimated to be payable under the arrangement, of approximately $3.1 million.

     The Company has awarded 2,350,876 shares of restricted common stock under the Plans. The shares vest in equal annual installments over five years and non-vested shares are subject to forfeiture if the holder terminates employment with the Company. The market value of the shares as of the dates awarded is being charged to compensation expense over the period that the holders provide the related service ($ 819,000, $1,740,000 and $1,309,000 in fiscal
1995, 1994 and 1993, respectively). The number of shares of restricted common stock subject to forfeiture is 66,000 as of January 28, 1995. During fiscal 1995, 70,000 shares were forfeited.

     The Company established a Severance and Retention Bonus Program for the duration of its Chapter 11 reorganization. Under the program, severance payments are made to those employees whose employment is terminated as a result of the reorganization of the Company and retention bonuses are granted to certain key employees who are an integral part of the reorganization process. Severance and Retention Bonus Program expenses aggregated approximately $7,794,000 and are included as reorganization costs for fiscal 1995.

16.  DISCLOSURE OF FAIR VALUES OF FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS - The carrying amount of cash and cash equivalents approximates their fair value because of the short-term nature of these instruments.
RECEIVABLES - Receivables consist principally of amounts due from credit card companies pursuant to merchandise sales and are normally collected within five days. The carrying amount of receivables approximates their fair value. LONG-TERM DEBT AND LIABILITIES SUBJECT TO COMPROMISE - Subsequent to the filing under Chapter 11, a market has developed for the trading of prepetition claims against the Company. However, as the market for claims against companies under Chapter 11 is not well developed, no reliable source of market prices is available.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Merry-Go-Round Enterprises, Inc.
(Debtors-in-Possession):


     We have audited the accompanying consolidated balance sheets of Merry-Go-Round Enterprises, Inc. and subsidiaries
(Debtors-in-Possession) as of January 28, 1995 and January
29, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 28, 1995.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merry-Go-Round Enterprises, Inc. and subsidiaries (Debtors-in-Possession) as of January 28, 1995 and January 29, 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 1995 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court (the "Bankruptcy Court") on January 11, 1994 and subsequent thereto. The uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and continuation of the Company as a going concern is contingent upon its ability to (1) formulate an acceptable plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of profitable operations, and (3) maintain compliance with its debtor-in-possession financing and adequate sources of other liquidity, among other things, as described in note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     As discussed in note 2, the Company changed its method of accounting for income taxes as of January 31, 1993 to adopt the provisions of Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes".


KPMG PEAT MARWICK LLP

Baltimore, Maryland
March 27, 1995

SUMMARY OF QUARTERLY RESULTS
(Unaudited; in thousands except per share data)


                     1995   Net Earnings  Earnings (Loss)
                Net Sales         (Loss)      (Per Share)

First Quarter    $169,016      $(24,065)           $(.45)

Second Quarter    175,969       (37,894)            (.70)

Third Quarter     199,090       (10,310)            (.19)

Fourth Quarter (1)238,741      (114,071)           (2.11)

For the Year     $782,816     $(186,340)          $(3.45)


1994

First Quarter    $185,927        $1,975             $.04

Second Quarter    214,412        (2,519)            (.05)

Third Quarter     255,473       (38,522)            (.71)

Fourth Quarter (1)304,066        (6,558)            (.12)

For the Year     $959,878      $(45,624)           $(.85)



(1)Net loss for the fourth quarter of fiscal 1995 and 1994 includes reorganization costs aggregating $82.6 million and $6.9 million, respectively.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.

                          PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding Directors of the Company
(including those also serving as executive officers) will be provided in accordance with General Instruction G. (3) to Form 10-K.

Item 11. Executive Compensation

     Information regarding executive compensation will be provided in accordance with General Instruction G. (3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

     Information regarding security ownership of certain beneficial owners and management will be provided in accordance with General Instruction G. (3) to Form
10-K.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions will be provided in accordance with General
Instruction G. (3) to Form 10-K.

                           PART IV

Item 14. Exhibits and Reports on Form 8-K

     (a)  1.   Financial Statements

     The Consolidated Financial Statements of Merry-Go-Round
Enterprises, Inc. and subsidiaries (debtors-in-possession) included herein are as follows:

     Consolidated Balance Sheets as of January 28, 1995 and
January 29, 1994

     Consolidated Statements of Operations for the three-year period ended January 28, 1995

     Consolidated Statements of Stockholders' Equity for the three-year period ended January 28, 1995

     Consolidated Statements of Cash Flows for the three-year period ended January 28, 1995

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

          2. All financial statement schedules are omitted because they are not applicable or not required.

          3.   Exhibits

     The following exhibits are filed as part of this Report and are all incorporated by reference to the identically numbered exhibit (except as otherwise indicated) in the Company's Registration Statements on Form S-1, Registration Nos. 2-83907 and 2-92347, or its annual reports on Form 10-K for the fiscal years ended February 2, 1985, February 1, 1986, January 31, 1987, January 30, 1988, January 28, 1989,
February 3, 1990, February 2, 1991, February 1, 1992, January 30, 1993 and January 29, 1994 (the 1985 "Form 10-K" through "1994 Form 10-K"), its Form 10-Q for the period ended August 4, 1990 (the "1990 Form 10-Q") and Form 10-Q for the period ended July 31, 1993 ("the "1993 Form 10-Q"), its Forms 8-K, dated September 20, 1991, June 15, 1992, May 16, 1993 and January 11, 1994 (the "1991 Form 8-K" through "1994 Form 8-K"), and its Proxy Statement dated May 24, 1994 (the "1994 Proxy Statement"), each filed with the Commission.


Number              Description
3(a)      -    Articles of Restatement of the Registrant,
          dated September 5, 1991 (1992 Form 10-K, Exhibit
          3(a))
3(a1)     -    Articles Supplementary, dated September 23,
          1991 (1991 Form 8-K, Exhibit B to Exhibit 4(a))
3(b)      -    By-laws of the Registrant, as amended,
          including amended Sections 3, 12 and 13 (filed
          herewith)
4(a)      -    Rights Agreement dated as of September 20,
          1991, between the Registrant and the Rights Agent,
          including Form of Rights Certificate (1991 Form 8-
          K, Exhibit 4(a))
10(a)     -    Loan Agreement and Related Notes dated June
          28, 1993 between Signet Bank/Maryland National
          Westminster Bank USA, Boatmen's National Bank of
          St. Louis, Credit Suisse and the Registrant (1993
          Form 10-Q, Exhibit 10(a))
10(c)     -    Lease, dated October 24, 1983, and lease
          dated February 27, 1984, between The Arcade
          Partnership and the Registrant (1984 Form 10-K,
          Exhibit 10(g))
10(d)     -    Sublease and Assignment Option Agreement,
          dated February 28, 1984, and lease dated October
          5, 1984, between The Arcade Partnership and the
          Registrant (1985 Form 10-K, Exhibit 10(e))
10(e)     -    Lease, dated March 5, 1986, between The
          Arcade Partnership and the Registrant (1986 Form
          10-K, Exhibit 10(f))
10(i)     -    Form of Deferred Compensation Agreement,
          dated January 2, 1985, of the Registrant with
          certain officers of the Registrant (1985 Form 10-
          K, Exhibit 10(q))
10(j)     -    1985 Employee Stock Option Plan of the
          Registrant and forms of option agreements (1986
          Form 10-K, Exhibit 10(s))
10(l)     -    Note Agreement, dated January 27, 1989, of
          MGRR, Inc., as maker, in the original principal
          amount of $25,000,000 and Form of Senior Secured
          Note (1989 Form 10-K, Exhibit 10(q))

10(m)     -    1989 Long-Term Incentive Plan of the
          Registrant, as amended (1994 Proxy Statement,
          Appendix A)
10(n)     -    Form of Restricted Share Award Agreement, as
          amended (1990 Form 10-K, Exhibit 10(s))
10(o)     -    Deferred Compensation Plan, dated April 1989
          and Form of Deferred Compensation Agreement, dated
          April 1989 (1989 Form 10-K, Exhibit 10(t))
10(p)     -    Form of Incentive Stock Option Agreement,
          dated September 26, 1990 (1991 Form 10-K, Exhibit
          10(p))
10(q)     -    Form of 1992 Director Stock Option Agreement
          and Form of Stock Option Agreement (1993 Form 10-
          K, Exhibit 10(q))
10(s)     -    Note Purchase Agreements and Related Notes,
          dated as of August 1, 1993, between Principal
          Mutual Life Insurance Company, Aid Association for
          Lutherans, TMG Life Insurance Company and the
          Registrant (1993 Form 10-Q, Exhibit 10(b))
10(t)     -    Stock Purchase Agreement dated March 17,
          1993, between the Registrant and Melville
          Corporation (1993 Form 10-K, Exhibit 10(r))
10(u)     -    First Supplemental Agreement dated as of May
          14, 1993, between the Registrant and Melville
          Corporation (1993 Form 8-K, Exhibit 2(ii))
10(v)     -    Convertible Fixed Rate Note dated as of May
          16, 1993, issued by the Registrant to Melville
          Corporation (1993 Form 8-K, Exhibit 2(iii))
10(w)     -    Revolving Credit Agreement, dated as of
          January 14, 1994, among the Registrant and MGR
          Distribution Corporation as Borrowers, MGRR, Inc.
          as Guarantor, the financial institutions party
          thereto, as Lenders, and The CIT Group/Business
          Credit, Inc., as Agent (1994 Form 8-K, Exhibit
          99.3)
10(x)     -    First Amendment, dated as of January 21,
          1994, among the Borrowers, the Guarantor, the
          Lenders and the Agent (1994 Form 8-K, Exhibit
          99.4)
10(y)     -    Second Amendment, dated as of February 28,
          1994, among the Borrowers, the Guarantor, the
          Lenders and the Agent (1994 Form 10-K)
10(z)     -    Third Amendment dated, August 1, 1994 among
          the Borrowers, the Guarantor, the Lenders and the
          Agent (1994 Form 10-Q)
10(aa)    -    Fourth Amendment, dated December 19, 1994,
          among the Borrowers, the Guarantor, the Lenders
          and the Agent (filed herewith)
10(ab)    -    Fifth Amendment, dated January 13, 1995,
          among the Borrowers, the Guarantor, the Lenders
          and the Agent (filed herewith)

10(ac)    -    Sixth Amendment, dated February 13, 1995,
          among the Borrowers, the Guarantor, the Lenders
          and the Agent (filed herewith)
10(ad)    -    Contract between Meridian Ventures, Inc. and
          the Company dated January 5, 1995 (filed
          herewith).
10(ae)    -    Joint Plan of Reorganization Under Chapter 11
          of the United States Bankruptcy Code dated
          February 23, 1995 (filed herewith)
10(af)         Employment Agreement dated as of August 1,
          1994 between the Registrant and Frank Tworecke
          (filed herewith)
10(ag)         Employment Agreement dated as of June 1, 1994
          between the Registrant and Louis Spagna (filed
          herewith)
11        -    Computation of earnings per share (filed
          herewith)
21        -    Subsidiaries of the Registrant (filed
          herewith)
23        -    Consent of Independent Auditors (filed
          herewith)


Item 14.  (b)  Reports on Form 8-K

     None.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MERRY-GO-ROUND ENTERPRISES, INC.
                        (Registrant)

Date:                      May 3, 1995  By /s/ Thomas C.
Shull
                           Name:  Thomas C. Shull
                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature           Title                    Date

/s/ Thomas C. Shull Chairman of the Board, Chief  May 3,
1995
Thomas C. Shull     Executive Officer and Director
                    (Principal Executive Officer)


/s/ Isaac Kaufman   Executive Vice President,     May 3,
1995
Isaac Kaufman       Secretary, Treasurer and Director
                    (Principal Financial Officer)


/s/ Robert J. Reiners                        Vice President,
Finance             May 3, 1995
Robert J. Reiners   (Principal Accounting Officer)


/s/ Alan E. Berkowitz                        Director  May
3, 1995
Alan E. Berkowitz


/s/ Raymond F. Altman                        Director  May
3, 1995
Raymond F. Altman