Form 10-K/A
period 1995-01-28
MERRY GO ROUND ENTERPRISES INC
filed 1995-05-30
CIK 719721

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                        Form 10-K/A-1

(Mark One)
   Annual Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
   (Fee Required)
   For the fiscal year ended January 28, 1995

   Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
   (No Fee Required)

For the transition period from
   to
Commission file number _________
              MERRY-GO-ROUND ENTERPRISES, INC.
   (Exact name of Registrant as specified in its charter)

                   Maryland                        52-
                                         0913402
(State or other Jurisdiction         (I.R.S. Employer
             of                    Identification No.)
      Incorporation or
        Organization)

     3300 Fashion Way, Joppa,                        21085
          Maryland


Registrant's telephone number, including area code   (410)
   538-1000

 Securities registered pursuant to Section 12(b) of the  Act

                                   Name of Each Exchange
             Title of Each Class      on Which Registered

       Common Stock, par value $.01 per share     New York
Stock Exchange
       Preferred Stock Purchase Rights  New York Stock
Exchange

 Securities registered pursuant to Section 12(g) of the Act:

                            None

  Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes      No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 25, 1995 was $50,560,320. The aggregate market value was computed by reference to the closing price as of that date.

  The number of shares outstanding of the Registrant's only class of common stock as of April 25, 1995 was 53,931,008.

     The following, constituting an amendment to Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 1995, hereby replaces Part III in its entirety:
                          Part III

  Item 10.  Directors and Executive Officers of the
Registrant

          The Company's Board of Directors consists of the following six Directors, each of whom was elected for a term to expire at the 1995 Annual Stockholders Meeting or until his successor is duly elected and qualifies:


Name and Age          Other Position with the Director
                      or Director's Principal Since
                      Occupation

Thomas C. Shull (43)  Chairman of the Board and
                      Chief Executive Officer 1994

Raymond F. Altman (54)                        Attorney with
the law firm of
                      Freishtat and Sandler   1991

Alan E. Berkowitz (55)                        Certified
Public Accountant
                      with the firm of  Alan E.
                      Berkowitz and Associates
                      CPAs Chartered          1991

Isaac Kaufman (48)    Executive Vice President,
                      Chief Financial Officer,
                      Secretary and Treasurer 1991

Stephen Wertheimer (44)                       Private
investor              1995

Charles A. Yamarone (36)                      Executive Vice
President and
                      Research Director of Libra
                      Investments, Inc.       1995


          Mr. Shull has been a principal stockholder and director of Meridian Ventures Inc. ("Meridian"), a turnaround and venture management firm, since 1990 when the firm was founded. He was Chief Executive Officer of Meridian from 1990 to 1992 and has held that position since 1994. During 1992 to 1994 he was with R.H. Macy, Inc. where he served as Executive Vice President and prior to 1990 he was a senior consultant with McKinsey and Company. He was appointed Chief Executive Officer and President of the Company in November 1994 in connection with the Company's retention of Meridian to assist in the turnaround of the Company. He was elected as a Director by the Board in December 1994 and in January, 1995, he was named Chairman of the Board in connection with the resignation of the former Chairman.

          Mr. Altman has been a partner with the law firm
Freishtat and Sandler for more than five years.

          Mr. Berkowitz has been Chief Executive Officer of Alan E. Berkowitz and Associates CPAs Chartered for more than five years. He is a certified public accountant and an attorney. He also serves on the Board of Directors of Eastern Savings Bank, FSB.

          Mr. Kaufman has been employed by the Company since 1973. He was elected Executive Vice President in April 1991. He has served as Chief Financial Officer and Treasurer since 1983 and as Secretary since 1980. He was Senior Vice President from 1983 to April 1991. He is a certified public accountant. He is also a director of Trans World Entertainment Corp., a retailer of prerecorded music and videos.

          Mr. Wertheimer has been a private investor since
1991.  From 1988 to 1991 he was Managing Director, Group
Head of Investment Banking - Asia for Paine Webber.  Mr.
Wertheimer is also a director of Greenwich Fine Arts, Inc., AMS, Inc. and Orion Pictures Corporation. Mr. Wertheimer was recommended for election to the Board by the official committee of equity security holders appointed by the Bankruptcy Court in connection with the Chapter 11 proceedings. In connection with his election to the Board he resigned as Co-Chairman of that committee.

          Mr. Yamarone has been Executive Vice President and Research Director of Libra Investments, Inc., an institutional broker - dealer since 1994. From 1991 to 1994 he was Senior Vice President and General Counsel of Libra Investments Inc. From 1990 to 1991 he was Senior Vice President - Legal and Secretary of Columbia Savings. Mr. Yamarone is also a director of Bally's Grand, Inc. and Continental Airlines, Inc. Mr. Yamarone was recommended for election to the Board by certain Stakeholders.

          In fiscal 1995, the directors of the Company who were not officers each received $14,000 annually, an additional $1,000 for serving as a committee chairman, plus $1,000 per board meeting and $750 per committee meeting (one half of such amounts in the case of telephone meetings). These compensation arrangements are expected to continue in fiscal 1996. In March 1992, each director who was not an employee received an option to purchase 10,000 shares of Common Stock at an exercise price of $10.13 per share (the market price on the date of grant). These options become exercisable in installments of 20% of the shares subject to the option for each year from the grant date and shall be exercisable for a term of 10 years from the date of grant. Subject to Bankruptcy Court approval, the Company will pay non-employee directors, for services as a director other than attendance at Board and Board committee meetings, $2,500 per full day and $1,250 per half-day, up to a maximum of $50,000 per person in the aggregate. This per diem policy would be in effect through the date of confirmation of the plan of reorganization. A former Director of the Company was paid $3,000 and reimbursed his expenses for serving as the Board's representative to the Chief Executive Officer Search Committee, comprising representatives from the Company and its Stakeholders.

          The current executive officers of the Company are set forth below, excluding Messrs. Shull and Kaufman, whose biographies are included above.

James P. Kenney                                   Age:  35
     President and Chief Operating Officer. Mr. Kenney has been Executive Vice President, Chief Financial Officer and a principal stockholder of Meridian since 1990 when the firm was founded. From 1992 to 1994 he also served as Senior Vice President of R.H. Macy, Inc. He was appointed Executive Vice President and Chief Operating Officer of the Company in November 1994 in connection with the retention of Meridian. In January 1995 he was appointed President of the Company. From 1988 to 1990 he was a senior consultant with McKinsey and Company.

Frank Tworecke                               Age:  48
     President - Merry-Go-Round/Cignal Division.  Mr.
Tworecke has been President of the Merry-Go-Round Division since August 1994 and President of the Merry-Go-Round and Cignal Divisions since December 1994. Prior thereto, from
1990 to 1994 he served as Senior Vice President and General
Merchandise Manager for men's, young men's and children's apparel for Lazarus, a former division of Federated
Department Stores.

Louis Spagna                                      Age:  46
     President - Menz Division.  Mr. Spagna has been
President of the Menz Division since June 1994. Prior thereto, from 1993 to 1994 he served as President-Retail of Bugle Boy Industries. From 1991 to 1993 he was employed in the Garage and Chess King divisions of Melville Corp. as Executive Vice President and General Manager. From 1990 to
1991 he was Operations Vice President/Assistant to the President for Caldor, Inc.

Jeffrey Austin                                    Age:  54
     Senior Vice President - Human Resources. Mr. Austin has been Senior Vice President - Human Resources and
Development since December 1994. From February 1994 until such time he was Vice President - Human Resources and Development. Prior to joining the Company, he was Senior
Vice President - Human Resources of Dimension Health
Corporation, a regional health care management company.

Robert J. Reiners                                 Age:  33
     Vice President - Finance and Corporate Controller. Mr. Reiners has been Vice President-Finance and Corporate Controller since January 1995. Prior thereto, he was Director-Financial Management Services for the Company since April 1993. From 1990 until he joined the Company in April 1993, Mr. Reiners was a Manager in the Audit and Business Advisory Division of Arthur Andersen. He is a certified public accountant.

          In fiscal 1995, Messrs. Shull, Kenney, Tworecke,
Spagna, Austin and Reiners did not file Forms 3 in connection with their respective appointments as executive officers of the Company. On such forms or on a subsequent
Form 5, Messrs. Tworecke, Spagna and Austin would have reported one grant of options each.

Item 11.  Executive Compensation

Summary Compensation Table

          The following table sets forth information concerning compensation paid by the Company to the two individuals who served as Chief Executive Officer during fiscal 1995, each of the four most highly compensated executive officers of the Company (based on salary and bonus), other than the Chief Executive Officers, who were serving as executive officers as of the end of fiscal 1995, and two executive officers whose actual compensation, but for their departure, would have placed them among the four most highly compensated executive officers excluding the Chief Executive Officers (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries during the three fiscal years ended January 28, 1995.


                    Annual Compensation Long-Term
Compensation Awards

                                 Other  Restricted
Name and     Fiscal                     Annual Stock  Options
All Other
Principal Position Year   Salary(1)     Bonus (1)     Compen-
Award (3)    (#)   Compensation
                                 sation (2)            (4)

Leonard Weinglass(5)      1995   $261,373        0      0   0
0            0
    Chairman and   1994     150,780       0      0    0     0
0
    Chief Executive       1993     150,780       0      0   0
0            0
    Officer

Thomas C. Shull (6)       1995   --     --     --     --    --
- --
    Chairman and   1994
    Chief Executive       1993
    Officer

Michael D. Sullivan (7)   1995   329,207         0      --  0
0            $42,333
    President      1994   415,780         0      --   0
75,000         42,757
             1993  401,530       $250,000        --   0     0
46,934

James Kenney (6)   1995   --     --       --   --     --    --
    President and  1994
    Chief Operating       1993
    Officer

Isaac Kaufman      1995   225,780         0(8)   --   0     0
22,255
    Executive Vice 1994   192,780         100,000       --  0
50,000         23,570
    President, Chief      1993   196,498         145,000
- --           0     0        25,448
    Financial Officer
    Secretary and
    Treasurer

Ken Rodriguez (7)  1995   162,965         0(9)   --   0     0
21,744
    Cignal Division       1994   177,780         50,000
- --           0     40,000   21,706
    President      1993   171,530         110,000       --  0
0              24,049

Frank Tworecke (10)       1995   162,500          40,000
56,472       0     200,000         0
    Merry-Go-Round/       1994
     Cignal Division      1993
     President

Louis Spagna (10)  1995     183,333      55,000         52,639
0            200,000        0
    Menz Division  1994
    President      1993

Jeffrey Austin (10)       1995     112,500       45,000
- --           0     5,000    0
    Senior Vice    1994
    President -- Human    1993
    Resources


_________________________________

(1) Includes amounts deferred by the officer under the Thrift and Savings Plan and Executive Deferred
     Compensation Plan.

(2) In accordance with SEC rules, perquisites constituting less than the lesser of $50,000 or 10% of total salary and bonus are not reported. Amounts reported comprise, as to Mr. Tworecke, $36,566 for relocation expenses and $19,906 for the reimbursement of related taxes and, as to Mr. Spagna, $34,849 for relocation expenses and $17,790 for the reimbursement of related taxes.

(3) The aggregate restricted stock holdings of Mr. Kaufman as of January 28, 1995, were 14,000 shares of Common Stock, having an aggregate fair market value as of January 28, 1995 of $21,000, based upon the 1995 fiscal year-end closing price of the Company stock of $1.50 per share, net of the purchase price paid by the officer. See "--Severance Arrangements" with respect to restricted stock held by Messrs. Sullivan and Rodriguez which is no longer subject to restrictions, subject to Bankruptcy Court approval.

(4) For fiscal 1995 comprises employer matching contributions under the Thrift and Savings Plan and the Executive Deferred Compensation Plan and premiums paid on life insurance policies held under Supplemental Retirement Agreements for the Named Executive Officers who received such compensation, in the following amounts, respectively: Weinglass - $0, $0, $0; Sullivan - $5,544, $2,355; $34,434; Kaufman - $5,544,
     $0, $16,711; and Rodriguez - $5,168, $1,264, $15,312.
     Does not include payments to be made to Messrs. Sullivan and Rodriguez in connection with their resignation in fiscal 1995 and which require the approval of the Bankruptcy Court. See "--Severance Arrangements" below.

(5)  Mr. Weinglass became Chief Executive Officer in January
     1994, resigned as Chief Executive Officer in November
     1994 and resigned as Chairman of the Board in January
     1995.

(6) Messrs. Shull and Kenney became officers of the Company in November 1994, in connection with the Company's retention of Meridian. Mr. Shull succeeded Mr. Weinglass as Chief Executive Officer in November 1994 and as Chairman in January 1995. Messrs. Shull and Kenney receive compensation for their services only pursuant to a Management Agreement between the Company and Meridian. See "Item 13. Certain Relationships and Related Transactions."

(7) Messrs. Rodriguez and Sullivan resigned as officers from the Company in December 1994 and November 1994, respectively.

(8) Does not include a $50,000 bonus which has been approved by the Board, subject to notice to certain parties involved in the Chapter 11 proceeding.

(9) Does not include a $35,556 bonus which has been approved by the Board and is subject to Bankruptcy
     Court approval.

(10) Messrs. Austin, Spagna and Tworecke joined the Company in February 1994, June 1994 and August 1994, respectively.

Employment Arrangements

          Mr. Tworecke has an employment agreement with the Company for a term expiring on December 31, 1996, subject to earlier termination for Cause (as defined in such agreement). The agreement contains an agreement not to compete against the Company. Pursuant to the agreement, Mr. Tworecke is entitled to a minimum salary of $325,000 and to a bonus of up to 40% of salary (based on achievement of Company earnings and return on investment targets established by the Board), with a minimum bonus for fiscal 1995 of $40,000. The agreement provides for a grant of options to purchase 200,000 shares of common stock at an exercise price of $2.00 per share (the fair market value on the date of grant) pursuant to the 1989 Long Term Incentive Plan. The agreement also provides for such additional benefits as are customary for executives of the Company, and for the payment of certain relocation expenses.

          If the Company terminates Mr. Tworecke's employment without Cause and other than for death and disability or if, following a change of control of the Company Mr. Tworecke is assigned substantially modified duties and he terminates his employment, he is entitled under his agreement to receive one year's salary and benefits, a pro rata share of any accrued bonus and the vested portion of his retirement benefit (See "- Retirement
Plan"), offset by any earnings and benefits from new employment.

          Mr. Spagna's employment agreement is on
substantially the same terms as Mr. Tworecke's agreement, except that the agreement provides for an annual salary for Mr. Spagna of $275,000 and for a minimum bonus for fiscal
1995 of $55,000.

Severance Arrangements

          In December 1994, Mr. Rodriguez, former officer, resigned from the Company after 23 years with the Company. In January 1995, Mr. Sullivan, former officer, resigned after 23 years of service. The Board of Directors has approved, subject to approval by the Bankruptcy Court, severance arrangements with Messrs. Rodriguez and Sullivan. Pursuant to these arrangements, the Company has agreed to pay Messrs. Sullivan and Rodriguez up to $440,967 and $298,792, respectively, representing, in the case of Mr. Sullivan, one year's salary, and in the case of Mr. Rodriguez, eighteen months' salary. These payments may be reduced by the Company by an amount equal to any earnings received from new employment during the period commencing six months from the date of termination. The Company also has agreed to accelerate the vesting of 36,000 shares of restricted stock and options to purchase 165,000 shares as to Mr. Sullivan and of 15,000 shares of restricted stock and options to purchase 69,392 shares as to Mr. Rodriguez. All of such stock and options had previously been issued.

          The Board of Directors has approved, subject to approval by the Bankruptcy Court, severance arrangements with Mr. Kaufman. Pursuant to these arrangements, the Company has agreed to pay Mr. Kaufman one year's salary plus salary equal to one week for each year of service with the Company. These payments may be reduced by the Company by an amount equal to any earnings received from new employment during the period commencing six months from the date of termination.

          Mr. Austin is a participant in the Company's severance plan for certain employees. In accordance with the terms of such plan, upon termination other than for cause, Mr. Austin would receive cash equal to 10 months' salary and additional cash equal to one week's salary for each year of service as of the date of termination. Amounts in excess of the equivalent of six months' salary would be subject to reduction by the Company in an amount equal to any earnings received by the officer within a stated period following termination.

Option Grants

          The following table shows, as to each Named
Executive Officer, options to purchase Common Stock granted by the Company under the 1989 Long Term Incentive Plan in fiscal 1995.


                Option Grants in Fiscal 1995

                                             Potential
realizable value at
                        Individual Grants                             assumed annual
rates of
                  % of Options                                    appreciation for
stock price
           Options           Granted to all  Exercise                 appreciation for
option term
           Granted           Employees in    Price                Expiration
     (end-of-year value) (1)
Name       (Shares)          Fiscal 1995     Per Share   Date     0%  5%   10%

L. Weinglass      0          0       --       --     0     0        0
T. Shull   0      0          --      --         0    0     0
M. Sullivan       0          0       --       --     0     0        0
J. Kenney  0      0          --      --         0    0     0
I. Kaufman 0      0          --      --         0    0     0
K. Rodriguez      0          0       --       --     0     0        0
F. Tworecke       200,000    9.10%   $2.00    8/1/04       0      $251,558 $637,497
L. Spagna  200,000           9.10      2.00   6/1/04       0        251,558
637,497
J. Austin      5,000         0.23      3.50   2/15/04      0          11,006
27,890


(1)    Represents arbitrarily assumed rates of
   appreciation of the Common Stock price, mandated by the SEC's rules, compounded annually over the term of the option and are not intended to forecast possible future appreciation, if any, of the Company's Common Stock.
   The Company did not use an alternative valuation for a grant date valuation, as the Company is not aware of any formula which will determine with reasonable accuracy a present value of such options based on future unknown or volatile factors. The market value of the Common Stock on the date of grant was $2.00; the value of the Common
   Stock at the end of the options' term, based on a 5% compounded growth rate, would be $3.26 per share and based on a 10% compounded growth rate would be $5.19 per share. No gain to the optionees is possible without an increase in stock price which will benefit all shareholders commensurately. A zero percent gain in stock price will result in zero dollars for the optionee.

          Aggregate Option Exercises in Fiscal 1995 and Fiscal 1995 Year-End Option Values

                         Number of UnexercisedValue of Unexe
rcised In-
                               Options at  the-Money Options at
       Shares AcquiredValue1995 Fiscal Year End1995 Fiscal
Year (1)
Name     on ExerciseRealizedExercisable/Unexercisable
Exercisable/Unexercisable

L. Weinglass  0       0          0/0               0/0
T. Shull      0       0          0/0               0/0
M. Sullivan   0       0    481,893/0               0/0
J. Kenney     0       0          0/0               0/0
I. Kaufman    0       0149,814/85,750              0/0
K. Rodriguez  0       0    169,393/0               0/0
F. Tworecke   0       0    0/200,000               0/0
L. Spagna     0       0    0/200,000               0/0
J. Austin     0       0       0/5000               0/0

- --------------------
(1) Based upon an assumed fair market value of $1.50 per share, which was the closing price on January 28, 1995.

Retirement Plan

     The Company has supplemental retirement agreements with Messrs. Sullivan, Kaufman, Rodriguez, Tworecke, Spagna and Austin. The agreements provide for lifetime annual benefits payable upon retirement at age 65, adjusted annually for inflation up to 5% per year, or upon retirement at age 60, without such adjustment. If an officer dies, his designated beneficiary will receive up to 15 annual payments. If he is disabled, annual benefits will be paid commencing at age
65. If his employment ends prior to retirement, he will receive the full annual benefit commencing at age 65 if he has been employed for seven years and a pro rata benefit if
for fewer than seven years.    The Company has obtained
insurance on each officer to fund benefits payable under the agreements. The annual benefits payable to each Named Executive Officer upon retirement at age 65, based upon amounts payable as of January 28, 1995, are: Sullivan, $150,000; Kaufman and Rodriguez, $100,000 each; Tworecke, Spagna and Austin, $0 each.

Compensation Committee Interlocks and Insider Participation.

          Messrs. Berkowitz, Altman and Robert Bank, a former Director, served as the Compensation Committee of the Board of Directors during the 1995 fiscal year.

          The Company leases three cooperative apartments in a building in New York City from a partnership of which the Estate of Harold Goldsmith, of which Mr. Berkowitz is a personal representative, is a 50% partner for use during approximately 40 weeks of each year by the Company's merchandise managers and buyers when they travel to New York City's garment district. The apartments are not used as residences by any corporate personnel. In fiscal 1995, the Company paid aggregate rent of $103,200 with respect to these apartments. The monthly rentals paid by the Company for the three apartments currently total $8,600. The Company pays for all utilities and repairs not paid by the cooperative association.

          The Company leases storage space, totaling approximately 136,000 square feet, in Towson, Maryland from The Arcade Partnership. The Estate of Harold Goldsmith is a 50% partner in the partnership. The aggregate payments by the Company under the leases were approximately $166,000 in fiscal 1995.

          In fiscal 1995, the Company was billed
approximately $135,000 and $200,000 by Freishtat and Sandler, with which Mr. Altman is associated, and Alan E.
Berkowitz & Associates, with which Mr. Berkowitz is associated, respectively, for services rendered during fiscal 1995. In fiscal 1996, the Company expects to continue to obtain services from the firms with which Messrs. Altman and Berkowitz are associated.

  Item 12.  Security Ownership of Certain Beneficial Owners
                       and Management

     The following table sets forth information as of May 15, 1995, based on information known to the Company or, in the case of certain persons, on Schedules 13D or 13G filed to date, with respect to beneficial ownership of shares of the Company's Common Stock by each person known to the Company to own 5% or more of its Common Stock (determined in accordance with the applicable rules of the SEC) including outstanding options exercisable within 60 days, by each director, Named Executive Officer, and by all directors, and current executive officers as a group.


Name                         Number of SharesPercent Outstanding

FMR Corp.                   7,201,602(l)             13.35%
  82 Devonshire Street
  Boston,  Massachusetts

Beth H. Goldsmith           5,006,277(2)              9.29
  c/o Alan E. Berkowitz & Associates
  802 Mercantile Bank & Trust Building
  Baltimore, Maryland 21201

Alan E. Berkowitz        4,937,356(2)(3)              9.16
  Alan E. Berkowitz & Associates
  802 Mercantile Bank & Trust Building
  Baltimore, Maryland 21201

Neil Ambach                 4,536,588(2)              8.41
  c/o Alan E. Berkowitz &: Associates
  802 Mercantile Bank & Trust Building
  Baltimore, Maryland 21201

Leonard Weinglass
  2,853,019(4)                        5.29
  P.O. Box 1509
  Aspen, Colorado 81612

T. Rowe Price Associates, Inc. 2,757,200 (5)          5.11
  100 East Pratt Street
  Baltimore, Maryland 21202

Michael D. Sullivan           607,841(6)              1.12

Isaac Kaufman                 323,586(7)              *

Ken Rodriguez                 175,062(8)              *

Steve Wertheimer                  50,000              *

Charles Yamarone                       0              *

Frank Tworecke                         0              *

Louis Spagna                      40,000              *

Raymond F. Altman             406,732(9)              *

Thomas Shull                           0              *

James Kenney                           0              *

Jeffrey Austin                 1,000(10)              *

All current directors and
executive officers as a group
(11 persons)               5,282,924(11)              9.77%
- -----------------
* Less than 1%


(1) FMR Corp. beneficially owns, through Fidelity Management Research Company ("Fidelity"), a wholly owned subsidiary, as investment advisor to certain funds generally offered to limited groups of investors ("Fidelity Funds"), 3,067,921 shares, or approximately 5.49% of the outstanding shares of the Company, and through Fidelity Management Trust Co., ("FMTC"), the managing agent for various private investment accounts, primarily employee benefit plans and certain other funds which are generally offered to limited groups of investors (the "Accounts"), 4,133,681 shares, or approximately 7.39% of the outstanding shares of the Company. The number of shares held by the Fidelity Funds includes 792,321 shares of Common Stock resulting from the assumed conversion of $11,884,934 principal amount of a Convertible Fixed Rate Note due May 16, 1997 ("Convertible Note") (66.666 shares of Common Stock for each $1,000 principal amount of the note). The number of shares held by the Accounts includes 1,188,481 shares of Common Stock resulting from the assumed conversion of $17,827,400 principal amount of the Convertible Note.

          The Fidelity Funds and the Accounts have the option to convert the Convertible Note until May 31, 1995, although the Fidelity Funds and the Accounts have informed the Company that they do not intend to exercise the conversion option. Without converting the Convertible Note the Fidelity Funds and Accounts own 9.33% of the outstanding shares of the Company.

          FMR, through its control of Fidelity, investment advisor to the Fidelity Funds, and the Funds each has sole power to dispose of the shares. FMR does not have the sole power to vote or direct the voting of the 3,067,921 Shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Board of Trustees. FMR, through its control of FMTC, investment manager to the Accounts, and the Accounts each has sole dispositive power over 4,133,681 shares and sole power to vote or to direct the voting of 4,133,681 shares.

(2) Schedule 13D states that Beth H. Goldsmith, Alan E. Berkowitz and Neil Ambach are trustees with shared voting and dispositive power with respect to four testamentary trusts which each holds 946,500 shares of Company Common Stock. Mrs. Goldsmith is the beneficiary of one of these trusts and her deceased husband's three children are beneficiaries of the remaining three trusts. She may disclaim beneficial ownership of shares held by such three trusts. Mrs. Goldsmith is a trustee of The Goldsmith Foundation, Inc., which holds 75,939 shares of Company Common Stock, with respect to which she has shared voting and dispositive power and of which she may disclaim beneficial ownership. Mrs. Goldsmith and Mr. Berkowitz are trustees and officers of the Goldsmith Family Foundation, Inc. and Mrs. Goldsmith, Mr. Berkowitz and Mr. Ambach are trustees of the Goldsmith Life Insurance Trust which hold 393,750 and 750,000 shares, respectively, of Company Common Stock, with respect to which they have shared voting and dispositive power and of which they each may disclaim beneficial ownership. Mrs. Goldsmith and Messrs. Berkowitz and Ambach also are the personal representatives of the Estate of Harold Goldsmith, which holds 588 shares, with respect to which they have shared voting and investment power and as to which each of such persons may disclaim beneficial ownership.

     The shares held by the testamentary trusts, The Goldsmith Family Foundation, Inc., The Goldsmith Life Insurance Trust and the Estate are included in the numbers of shares owned beneficially by Mr. Berkowitz and Mrs. Goldsmith shown in the table above. Also included in Mrs. Goldsmith's number are the shares held by The Goldsmith Foundation, Inc. The shares held by the testamentary trusts and the Estate are also included in the number of shares owned beneficially by Mr. Ambach.

(3) Includes 6,000 shares which may be acquired upon exercise of options exercisable within 60 days and 18 shares owned by Mr. Berkowitz's daughter. Mr.
     Berkowitz may disclaim beneficial ownership of these shares.

(4)  Includes 72,294 shares held of record by The Weinglass
     Foundation, Inc., of which Mr. Weinglass is president and a trustee. Mr. Weinglass may disclaim beneficial ownership of these shares. The shares owned by Mr.
     Weinglass individually are owned with sole voting and investment powers.

(5) These shares are held by various individual and institutional investors for which T. Rowe Price
     Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the shares. Price Associates expressly disclaims beneficial ownership of such shares.

(6) Includes 481,893 shares which may be acquired upon exercise of options within 60 days.

(7) Includes 149,894 shares which may be acquired upon exercise of options within 60 days and 14,000 restricted shares subject to forfeiture as to which Mr.
     Kaufman has sole voting and no investment power.

(8) Includes 169,393 shares which may be acquired upon exercise of options within 60 days.

(9) Includes 6,000 shares which may be acquired upon exercise of options within 60 days and 5,287 shares owned by Mr. Altman's minor children. Mr. Altman may disclaim beneficial ownership of these shares. Mr. Altman is a trustee of the Goldsmith Family Foundation, Inc. which holds 393,750 shares of Company Common Stock with respect to which he shares voting and dispositive power and of which he may disclaim beneficial ownership.

(10) Includes 1,000 shares which may be acquired upon exercise of options within 60 days.

(11) Includes 164,894 shares which may be acquired upon exercise of options within 60 days and 14,000 restricted shares subject to forfeiture as to which the officers have sole voting and no investment power.

     The shares owned beneficially by directors, nominees and executive officers were owned with sole voting and investment powers except as indicated above.

Item 13.  Certain Relationships and Related Transactions.

     In November 1994, the Company retained the services of Meridian Ventures, Inc. ("Meridian") to assist in the turnaround and management of the Company. In accordance with the terms of the agreement, Thomas C. Shull and James
P. Kenney, both principals of Meridian, serve as full-time officers of the Company. Messrs. Shull and Kenney, and any other Meridian personnel deemed appropriate by Meridian, are responsible for providing the management services required of Meridian under the agreement in a manner consistent with the policies adopted by the Board of Directors of the Company and consistent with Chapter 11 of the United States Bankruptcy Code. Under the agreement, the Company provides director and officer liability insurance coverage for Messrs. Shull and Kenney and has agreed under certain circumstances to indemnify and hold harmless Meridian and Messrs. Shull and Kenney for claims arising in connection with the agreement and the services provided thereunder.

     The agreement obligates the Company to pay Meridian a monthly management fee of $95,000. In addition to the monthly management fee, and provided that the Bankruptcy Court confirms a plan of reorganization on or before October 2, 1995, the Company is obligated to pay Meridian bonus compensation (the "Bonus Fee"). The Bonus Fee comprises four components: (i) compensation determined by the amount of cash distributed to unsecured creditors under the plan;
(ii) compensation determined by the amount of the allowed unsecured claims; (iii) compensation determined by the date of the plan's confirmation and (iv) compensation determined by the value of certain property distributed under the plan plus the value of the shares of the Company during the year following the effective date of the plan. The Bonus Fee will be paid only if certain targets are met with respect to such components, and the amount of the Bonus Fee if paid will vary depending on the size of such components. The agreement also provides that Messrs. Shull and Kenney shall be entitled to be reimbursed by the Company for reasonable out-of-pocket business expenses incurred by them.

     The Company's agreement with Meridian terminates on June 30, 1995. By its terms the agreement may be extended on a month-to-month basis upon 30 days' written notice until a plan of reorganization is confirmed. Each extension is subject to the prior unanimous consent of the official committee of unsecured creditors, the official committee of equity security holders, Fidelity Management & Research Company and Bear, Stearns Securities, Inc. See "Item 1. Business - Post Petition Matters - Management" for a discussion of the search for a permanent Chief Executive
Officer for the Company.    In addition, the Company and
Meridian each may terminate the agreement for cause as defined in the agreement.

     The Company leases three cooperative apartments in a building in New York City from a partnership of which Mr. Weinglass is a 50% partner and which the Estate of Harold Goldsmith, of which Mr. Berkowitz is a personal representative, is a 50% partner, for use during approximately 40 weeks of each year by the Company's merchandise managers and buyers when they travel to New York City's garment district. The apartments are not used as residences by any corporate personnel. In fiscal 1995, the Company paid aggregate rent of $103,200 with respect to these apartments. The monthly rentals paid by the Company for the three apartments currently total $8,600. The Company pays for all utilities and repairs not paid by the cooperative association.

          The Company leases storage space, totaling approximately 136,000 square feet, in Towson, Maryland from The Arcade Partnership. Mr. Weinglass and the Estate of
Harold Goldsmith are each a 50% partner in the partnership.
The aggregate payments by the Company under the leases were approximately $166,000 in fiscal 1995.

     In fiscal 1995, the Company was billed approximately
$135,000 and $200,000 by Freishtat and Sandler, with which Mr. Altman is associated, and Alan E. Berkowitz &
Associates, with which Mr. Berkowitz is associated, respectively, for services rendered during fiscal 1995. In fiscal 1996, the Company expects to continue to obtain services from the firms with which Messrs. Altman and Berkowitz are associated.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MERRY-GO-ROUND ENTERPRISES, INC.


Date: May 30, 1995            By: /s/ Isaac Kaufman
                                Name:  Isaac Kaufman
                                Title:  Executive Vice
President, Chief
                                   Financial Officer,
Secretary and
                                   Treasurer