Form 10-Q
period 1995-04-29
MERRY GO ROUND ENTERPRISES INC
filed 1995-06-13
CIK 719721

-17-
BAODOCS1/0019033.01
          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_ _ _     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 1995

                             OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_ _ _     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number  1-10491

              MERRY-GO-ROUND ENTERPRISES, INC.
- -------------------------------------------------------------
- ------------------------------------------------
   (Exact name of registrant as specified in its charter)

     Maryland                                  52-0913402
- -----------------------------------                    ------
- ------------------------------------
State or other jurisdiction of                    (I.R.S.
Employer Identification No.) incorporation or organization)

3300 Fashion Way, Joppa, Maryland
21085
- ---------------------------------------------
- ---------------
(Address of principal executive offices)
(Zip Code)

               410-538-1000
- -------------------------------------------------------------
- --
(Registrant's telephone number, including area code)

Neither name, address nor fiscal year has been changed  since the last report.
- -------------------------------------------------------------
- -----------------------------------------
(Former name, former address and formal fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
           ---                     ---
Number  of shares of Common Stock outstanding as of  June  9,
1995:                                             53,931,008.

              MERRY-GO-ROUND ENTERPRISES, INC.


                            INDEX

Part I - Financial Information

Item 1.   Financial Statements

     Consolidated Statements of Operations (Unaudited) for
the
     Three Months Ended April 29, 1995 and April 30, 1994
3

     Consolidated Balance Sheets as of April 29, 1995
     (Unaudited) and January 28, 1995
4

     Consolidated Statements of Cash Flows (Unaudited) for
the
     Three Months Ended April 29, 1995 and April 30, 1994
5

     Notes to Consolidated Financial Statements (Unaudited)
6

Item 2.   Management's Discussion and Analysis of Results of
     Operations and Financial Condition
11


Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K
18


     Signatures                                        19

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

              MERRY-GO-ROUND ENTERPRISES, INC.
                    DEBTOR-IN-POSSESSION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
                                       Three Months Ended

______________________________
                                   April 29, 1995      April 30, 1994
                                   ____________   ____________
Net sales                          $121,400,000        $169,016,000

Costs and expenses:
     Costs of sales, buying and
     occupancy                      103,339,000         139,026,000
     Selling and administrative                 32,939,000          49,952,000
     Interest expense, net                           429,000
68,000
                                   ___________         ___________
          Total                          136,707,000         189,046,000
                                   ___________         ___________

Earnings (loss) before reorganization costs and
     income tax (benefit) expense              (15,307,000)        (20,030,000)

Reorganization costs, net                         3,889,000           7,009,000
                                   ___________         ___________

Earnings (loss) before income tax (benefit) expense      (19,196,000)
(27,039,000)

Income tax (benefit) expense                              -          (2,974,000)
                                   ___________         ___________
Net earnings (loss)                     $(19,196,000)       $(24,065,000)
                                   ___________         ___________

Earnings (loss) per share of common stock         $              (.36)          $
(.45)
                                   ___________         ___________

Weighted average number of
     shares outstanding                    53,931,008         53,932,335

See accompanying notes to consolidated financial statements.

              MERRY-GO-ROUND ENTERPRISES, INC.
                    DEBTOR-IN-POSSESSION
                 CONSOLIDATED BALANCE SHEETS
                                   April 29, 1995      January 28, 1995
                                   ____________        ______________
                                      (Unaudited)                (Note)

ASSETS
Current assets:
     Cash and cash equivalents                    $17,609,000         $
58,372,000
     Receivables                            3,068,000            7,594,000
     Merchandise inventories                   66,342,000           48,088,000
     Prepaid expenses and other                       3,410,000
2,348,000
     Refundable income taxes                   16,596,000           16,811,000
                                   __________          ___________
          Total current assets                     107,025,000
133,213,000

Property and equipment, at cost:
     Land and land improvements                        4,307,000
4,495,000
     Buildings                             32,712,000           36,811,000
     Leasehold improvements                   110,294,000          111,902,000
     Furniture, fixtures and equipment                  156,571,000
158,375,000
                                   __________          ___________
                                    303,884,000          311,583,000
     Less accumulated depreciation and amortization          121,874,000
117,518,000
                                   ___________         ___________
     Net property and equipment                    182,010,000
194,065,000
                                   ___________         ___________
Other                                        2,094,000            1,145,000
                                   ___________         ___________
                                   $291,129,000        $328,423,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                 $  14,179,000       $  14,309,000
     Other payables and accrued expenses                   37,020,000
49,543,000
                                   ___________         ___________
          Total current liabilities                        51,199,000
63,852,000

Noncurrent liabilities:
     Long-term debt                         10,000,000          10,000,000
     Other                                  10,150,000          10,398,000
                                   ___________         ___________
          Total noncurrent liabilities                20,150,000
20,398,000

Liabilities subject to compromise under
reorganization proceedings (note 2)                      233,195,000
238,474,000

Stockholders' equity (deficit):
     Common stock of $.01 par value per share:
          Authorized 100,000,000 shares;
          issued and outstanding 53,931,008
          shares at April 29, 1995 and
          January 28, 1995                             539,000
539,000
     Additional paid-in capital                        71,544,000
71,462,000
     Retained earnings (deficit)                      (85,498,000)
(66,302,000)
                                   ____________        ___________
          Total stockholders' equity (deficit)                  (13,415,000)
5,699,000
                                   ____________        ___________
                                   $ 291,129,000                   $328,423,000

Note - The consolidated balance sheet at January 28, 1995 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

              MERRY-GO-ROUND ENTERPRISES, INC.
                    DEBTOR-IN-POSSESSION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                    Three Months Ended

______________________________
                                   April 29, 1995 April 30,
1994
                                   ____________
____________
Operating activities:
     Net loss                           $(19,196,000)
$(24,065,000)
     Adjustments to reconcile net earnings
     (loss) to net cash used in operating
     activities:
          Reorganization items
(3,377,000)          7,341,000
          Depreciation and amortization
6,389,000       9,080,000
          Provision for deferred income taxes
- -          1,490,000
          Loss on disposal of property and
          equipment                                         -
196,000
          Amortization of restricted
          common stock                            82,000
139,000
          Change in operating assets and liabilities:
               (Increase) decrease in:
                  Receivables                4,526,000
(536,000)
                  Merchandise inventories
(18,254,000)     (29,984,000)
                  Prepaid expenses and other
(1,062,000)        (1,359,000)
                  Refundable income taxes
215,000       (4,392,000)
                  Other assets                   (1,139,000)
(390,000)
               Increase (decrease) in:
                  Accounts payable, trade
(130,000)    19,070,000
                  Other payables and
                   accrued expenses
(7,064,000)        (7,015,000)
                  Other noncurrent liabilities
(248,000)         246,000
                  Operating payables
                   subject to compromise
                    under reorganization
                    proceedings                     (626,000)          (396,000)
                                   __________     ___________
          Net cash used in
          operating activities                      (39,884,000)  (30,575,000)

Investing activities:
     Property and equipment expenditures                      (883,000)
(3,214,000)
     Proceeds from sales of property and
     equipment                               4,657,000        220,000
                                   ___________    ___________
          Net cash provided by (used in)
          investing activities                          3,774,000
(2,994,000)
                                   ___________    ___________

Financing activities:
     Repayment of secured notes
          payable                              (4,653,000)                    -
                                   __________     __________
          Net cash used in financing activities          (4,653,000)
- -
          Net decrease in cash and
          cash equivalents                    (40,763,000)   (33,569,000)

Cash and cash equivalents at beginning of period              58,372,000
113,119,000
                                   __________     ___________
Cash and cash equivalents at end of period
$17,609,000    $ 79,550,000

See accompanying notes to consolidated financial statements.

              MERRY-GO-ROUND ENTERPRISES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


1.   REORGANIZATION AND BASIS OF REPORTING

          Merry-Go-Round Enterprises, Inc. (the "Company"), a national specialty retailer of contemporary fashions for young men and women, operated 990 stores in 43 states and Washington, D.C. at April 29, 1995.

          Almost all of the Company's stores are located in enclosed regional shopping malls and are leased. The geographic distribution of the retail stores by regions of the United States was as follows: East North Central, 227 stores; East South Central, 53 stores; Mid-Atlantic, 163 stores; Mountain, 33 stores; New England, 71 stores; Pacific, 87 stores; South Atlantic, 205 stores; West North Central, 36 stores; and West South Central, 115 stores.

          During the first quarter of fiscal 1996, the numbers of stores opened, closed and converted to other concepts, were as follows:

               Open at                                 Open
at
               January 28,    Stores         Stores
Stores         April 29,
                    1995      Opened    Closed
Converted     1995
Concept

Merry-Go-Round      467            -             (6)
2              463
Dejaiz/Attivo            232            -             (5)
(2)            225
Chess King               214            -             (5)
- -              209
Cignal                     73           -                -
- -                73
Fashion Outlets            17           1             (1)
- -                17
Boogies Diner                3               -
- -                  -                   3
                _____         ___       ____         ___
_____
                 1,006            1            (17)
- -             990

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

          The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. The final plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, a successful top management transition, future profitable operations, continued timely flow of merchandise inventory, maintenance of financing sources to meet current and future obligations, including compliance with debtor-in-possession financing agreements, maintenance of vendor and factor confidence, the ability to generate sufficient cash from operations, renewal of desirable store leases, the availability of a financing commitment for post-effective date financing on acceptable terms and conditions, and confirmation of an acceptable plan of reorganization.

          In view of the Chapter 11 reorganization, there is uncertainty with respect to the Company's liquidity. The Company believes that at the present time its working capital, including cash on hand, cash management measures, anticipated net cash provided by operating activities, factor and vendor trade credit and debtor-in-possession financing should enable the Company to meet its short-term liquidity requirements. However, any change in the current status of these or other items affecting the Company, including adverse operating results, a reduction in vendor or factor trade credit or loss or inadequacy of debtor-in-possession financing could have a materially adverse effect on the Company's liquidity and on its operations.

          On June 12, 1995, the Company and General Electric Capital Corporation ("GE Capital") and Citicorp USA ("CUSA") (together, the "Proposed Lenders") executed a commitment letter (the "Commitment") and a related fee letter to provide the Company new debtor-in-possession financing. Pursuant to the Commitment, GE Capital and CUSA would provide working capital financing in the principal amounts of up to $50 million and $40 million, respectively (together, the "Facility"). The Commitment provides for the issuance of guarantees of letters of credit. Borrowings, including such guarantees, may not exceed the lesser of (i) $90 million or
(ii) 50% (55% in September through November subject to the satisfaction of certain conditions and 45% in January and February 1996) of eligible inventory as defined from time to time by the Proposed Lenders, after deductions for certain reserves in the discretion of the Proposed Lenders, including professional fees and a seasonal reserve in certain periods (the "Borrowing Base"). Had the Company's financing been based on the terms set forth in the Commitment, the credit availability under the Facility at May 27, 1995 would have been higher than under its existing credit agreement.

          Advances under the Facility would constitute an administrative claim with priority over all other administrative claims in the Chapter 11 case and would be secured by a fully perfected first priority lien (second priority in the case of the Company's headquarters and distribution center facility) in all of the Company's real and personal property, subject only to valid, enforceable and non-voidable pre-existing liens. The term of the Facility would expire on the earlier to occur of (i) October 15, 1996,
(ii) the effective date of a plan of reorganization, or (iii) default under the terms of, and acceleration of, the loan.

          A reduction by the Company in the Commitment below $50 million, termination of the financing by the Company, or a conversion of the Company's Chapter 11 case to a Chapter 7 case, would require the payment of a 2% early termination fee. The Company is required to enter into acceptable cash sweep bank account arrangements and, for a period of 30 consecutive days in January 1996, the Commitment provides that there are to be no cash borrowings outstanding under the Facility.

          Cash borrowings would bear interest at a floating rate equal to 1.5%, plus the higher of (i) the base rate established by Citibank from time to time, (ii) a rate based on a three-month average of three-month certificates of deposit of major U.S. banks or (iii) one-half of one percent above the Federal Funds rate. Fees would include a Trade Letter of Credit fee of 2.0% per annum and a Standby Letter of Credit fee of 2.25% per annum, on the face amount of trade letters of credit and standby letters of credit, respectively, subject to guarantees under the Facility, customary letter of credit issuing and other bank fees and an Unused Facility Fee of 0.5% per annum on unused amounts under the Facility. In addition, the Company has agreed to pay certain additional closing fees and administrative fees, a portion of which could be credited against fees due in connection with exit financing. The Company has paid $200,000 and expects to pay an additional $550,000 upon authorization of the Commitment by the Bankruptcy Court, which fees are non-refundable but will be credited against closing fees.

          The consummation of the Financing is subject to certain conditions, including the completion of the Proposed Lenders' due diligence investigation and the negotiation and completion of final financing agreements to the satisfaction of the Proposed Lenders and their counsel, including customary representations and warranties and certain financial covenants (including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), capital expenditures, fixed charge coverage ratios and net worth), measured on a quarterly basis; the approval of the Bankruptcy Court; the absence of events having a material adverse change on the Company; and a management transition satisfactory to the Proposed Lenders. The Commitment expires on July 13, 1995.

          The consolidated financial statements included herein do not include all the information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles. For further information, such as the significant accounting policies followed by the Company, refer to the notes to consolidated financial statements contained in the fiscal 1995 Annual Report.

          In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation for the interim periods have been included in the consolidated financial statements.

          The results of operations for the period ended
April 29, 1995, are not necessarily indicative of the operating results to be expected for the full year.

2.   LIABILITIES SUBJECT TO COMPROMISE

          Liabilities subject to compromise as of April 29, 1995 and January 28, 1995 consisted of:

                              April 29, 1995      January 28,
1995
Secured note payable                    $                -
$  4,997,000

Unsecured liabilities:

Accounts payable, trade               39,022,000
39,176,000
Other payables and accrued expenses             55,240,000
55,368,000
Revolving credit debt                      44,520,000
44,520,000
Chess King acquisition debt                29,413,000
29,413,000
Institutional investor notes               65,000,000
65,000,000
                                    $233,195,000
$238,474,000

          The secured note payable was satisfied in part on February 28, 1995, as a result of the sale of the retail location securing the note. The creditor received net proceeds of $4,653,000 and may be allowed an unsecured claim in Court for the remaining balance of $344,000 which is classified in other payables and accrued expenses at April 29, 1995.

          A plan of reorganization ultimately confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities.

3.   REORGANIZATION COSTS, NET

          Reorganization costs recorded in the first quarter of fiscal 1996 and 1995 consisted of:

                                           1996       1995
< S>
Write-off of leasehold improvements and
     fixtures associated with closed stores            $
600,000   $2,722,000
Estimated lease rejection claims                          -
2,224,000
Professional fees                             1,958,000
2,200,000
Employee retention and severance
     programs and related payroll taxes
     and employee benefits                  783,000
- -
Other                                       969,000
244,000
Interest Income                            (421,000)
(381,000)
                                        $3,889,000
$7,009,000

4. INCOME TAX BENEFIT - No income tax benefit has been recorded for the first quarter of fiscal 1996, as the Company has exhausted its available net operating loss carrybacks permitted under the federal and state tax codes. The benefit of net operating loss carryforwards will be reflected in future periods when it becomes more likely than not that the benefit will be realized.

Item 2.   Management's Discussion and Analysis of Results of
Operations
     and Financial Condition

            MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company is a national specialty retailer of contemporary fashion primarily for young men and women. As of April 29, 1995, the Company operated 990 stores in 43 states and Washington, D.C. The following discussion explains material changes in the results of operations comparing the first quarter of fiscal years 1996 and 1995 and significant developments affecting the Company's financial condition since the end of fiscal 1995.

                  CHAPTER 11 REORGANIZATION

     On January 11, 1994, the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 in the U.S. Bankruptcy Court for the District of Maryland, Baltimore Division (the Court). During fiscal 1995, various other subsidiaries of the Company filed voluntary petitions for relief under Chapter 11. The Company and such subsidiaries are presently operating their businesses as debtors-in-possession under the jurisdiction of the Court.

     On February 23, 1995, the Company and its official creditors' and equity committees (collectively the "Plan Proponents") filed a Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). Conditions to the confirmation of the Plan are that 1) the Company obtain a commitment for post-effective date financing (a "Financing Commitment"); 2) the notice for a confirmation hearing be given not later than September 5, 1995; and 3) the Court confirm the Plan no later than October 2, 1995. The effectiveness of the Plan is subject to the satisfaction or waiver of all conditions to the advancement of funds under the Financing Commitment by the effective date which may not be later than October 31, 1995. Any condition may be waived by unanimous consent of the Company, the creditors' and equity committees and two major stakeholders, Fidelity Management & Research Company and Bear, Stearns & Co., Inc. (collectively, the "Stakeholders"), except for the Financing Commitment which may be waived by majority consent of such parties. Successful implementation of the Plan will depend on, among other things, the successful implementation and validation of the Company's business plan, the availability of a Financing Commitment on acceptable terms and conditions, and acceptance of the Plan by the numbers and amounts of impaired prepetition creditors and stockholders required by the Bankruptcy Code. The Company's business plan contains net sales and EBITDA targets. As previously reported, the Company did not meet its net sales targets for February, March or May, 1995. The Company met its EBITDA targets for February, March and April and its net sales target for April. The Company does not expect its EBITDA target for May to be achieved.

     In view of sales levels for the first quarter of fiscal 1996 and May 1995, the Company currently is revising its business plan. The Company has not completed revisions to its business plan, but expects on a preliminary basis that the revised business plan will contain marginally lower targets for net sales and an EBITDA target for fiscal 1996 in the range of approximately $15 million to $20 million. The anticipated revisions to the business plan could have an adverse effect on the successful implementation of the Plan. In view of this and other uncertainties regarding the conditions to the Plan's successful implementation, there can be no assurance that the Plan will be confirmed or become effective. The Plan may require material modification and, in the event of a lack of agreement among the Company and the Stakeholders as to such modification, could be withdrawn. If no plan of reorganization is successfully implemented, the Company could be liquidated. Certain modifications to the Plan or a failure to successfully implement the Plan could have a material adverse effect on the value of the stockholders' interest in the Company.

                    RESULTS OF OPERATIONS

     The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. The final plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to all adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, a successful top management transition, future profitable operations, continued timely flow of merchandise inventory, maintenance of financing sources to meet current and future obligations, including compliance with debtor-in-possession financing agreements, maintenance of vendor and factor confidence, the ability to generate sufficient cash from operations, renewal of desirable store leases, the availability of a financing commitment for post-effective date financing on acceptable terms and conditions, and confirmation of an acceptable plan of reorganization, none of which can be assured.

Net Sales - Net sales decreased $47.6 million or 28.2% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The decrease was due to several factors including closing 436 underperforming stores during fiscal 1995, resulting in a decrease of 28.7% in the weighted average number of stores open during the quarter. In addition, sales per selling square foot decreased from approximately $46 in the first quarter of fiscal 1995 to approximately $39 in the first quarter of fiscal 1996. The decrease in sales is attributable to difficult and highly competitive and promotional market conditions in the specialty retail apparel industry, lower than desirable inventory levels early in the first quarter, the continuing effects of the merchandising transition in the Dejaiz and Cignal stores, lower than expected sales of dresses, and a comparatively higher level of clearance sales of fall merchandise in the same period last year. In addition, approximately $9.2 million in sales at closed stores realized during closing periods were classified along with cost of sales and store operating expenses as reorganization costs.

     Comparable store sales decreased 12.5% in the first quarter of fiscal 1996 as a result of factors described above.

Cost of Sales, Buying and Occupancy - Cost of sales, buying and occupancy decreased $35.7 million or 25.7% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. As a percentage of net sales, these costs were 85.1% for the first quarter of fiscal 1996, compared to 82.3% for the comparable period in fiscal 1995. The costs as a percentage of net sales increased in fiscal 1996 primarily due to the lower sales productivity discussed above.

Selling and Administrative Expenses - Selling and administrative expenses decreased $17.0 million or 34.1% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. Selling and administrative expenses as a percentage of net sales were 27.1% in fiscal 1996 compared to 29.6% in fiscal 1995. The decrease in these expenses as a percentage of net sales in fiscal 1996 is the result of management's program to bring selling and administrative costs in line with current sales volumes.
This program has resulted in expense reductions in store operations, the corporate office and the distribution center.

Interest Expense, Net - Interest expense was $461,000 and $322,000 and interest income was $32,000 and $254,000 for the first quarter of fiscal years 1996 and 1995, respectively. Under the Bankruptcy Code, prepetition liabilities generally do not continue to accrue interest unless the debt is clearly collateralized by assets having current fair market values in excess of the amount of the debt. Therefore, interest has not been accrued on any of the Company's prepetition obligations except for a $10 million note payable secured by the headquarters and distribution center facility. Interest income in the amount of approximately $421,000 in the first quarter of fiscal 1996, and $381,000 in the first quarter of fiscal 1995 has been classified as a reduction in reorganization costs in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".

Reorganization Costs - The Company recorded $3.9 million and
$7.0 million for costs associated with reorganization under Chapter 11 protection in the first quarter of fiscal 1996 and 1995, respectively. These costs include:

                                             1996     1995
Write-off of leasehold improvements and
     fixtures associated with closed stores       $  600,000
$2,722,000
Estimated lease rejection claims             -      2,224,000
Professional fees                        1,958,000
2,200,000
Employee retention and severance programs and
     related payroll taxes and fringe benefits
783,000                              -
Other                                       969,000
244,000
Interest income                           (421,000)
(381,000)
Total                                  $3,889,000 $7,009,000

The Company anticipates that it will incur additional reorganization costs for the remainder of its Chapter 11 reorganization.

Income tax benefit - No income tax benefit has been recorded for the first quarter of fiscal 1996, as the Company has exhausted its available net operating loss carrybacks permitted under the federal and state tax codes. The benefit of net operating loss carryforwards will be reflected in future periods when it becomes more likely than not that the benefit will be realized.

Net loss - The net loss was $19.1 million in the first quarter of fiscal 1996 as compared to $24.1 million in the first quarter of fiscal 1995. The reduction in the net loss is the result of reduced selling and administrative expenses as a percent of sales and lower reorganization costs, offset in part by the impact of lower sales productivity.

     Earnings before interest, income taxes, depreciation, amortization and reorganization costs (EBITDA), supplemental financial information generally reported by debtors-in-possession, were negative $8.5 million in the first quarter of fiscal 1996 compared to negative $10.8 million in the first quarter of fiscal 1995.

               LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the first quarter of fiscal 1996 was approximately $39.9 million compared to $30.6 million for the first quarter of fiscal 1995. The increase in cash used by operating activities is due primarily to a decrease of trade payables in the first quarter of fiscal 1996 compared to an increase in trade payables in the first quarter of fiscal 1995. Trade payables at April 30, 1994 increased from January 29, 1994 as a result of the build-up of merchandise inventory and of the fact that trade payables were depressed by the January 1994 filing for bankruptcy protection.

     Property and equipment expenditures were $883,000 in the first quarter of fiscal 1996 compared to $3.2 million for the first quarter of fiscal 1995. The capital expenditures for fiscal 1996 and fiscal 1995 were principally for store openings and remodelings.

     The Company's net operating loss for fiscal 1995 was carried back to prior fiscal years, resulting in refundable Federal and state income taxes paid in such years. In May, 1995 the Company received refunds of Federal income taxes in the aggregate amount of approximately $19.5 million.

     The Company currently contemplates that it will open one new store and remodel 19 stores during the remainder of fiscal 1996 at a cost of approximately $5.0 million, and make other capital expenditures of approximately $4.0 million.

     The Company has a $100 million unsecured revolving credit agreement as debtor-in-possession with a group of financial institutions. The agreement provides for cash borrowings and the issuance of up to $80 million in letters of credit which in the aggregate cannot exceed the lower of a "borrowing base" or $100 million. The "borrowing base" is equal to the sum of 40% of eligible inventory, as defined in the agreement, plus 40% of inventory on order under international letters of credit, less $2.5 million. As of May 27, 1995, the borrowing base was $34.0 million, of which approximately $3.4 million was available under the credit agreement.

     Cash borrowings bear interest at the prime rate established by Chemical Bank plus 1.25%. The agreement also requires a monthly unused line fee of .5% per annum and an annual agent fee of $100,000. Letter of credit fees are 2% per annum for standby letters of credit and 1.75% per annum for documentary letters of credit.

     Cash borrowings and letters of credit issued under the agreement have been granted super priority status by the Court over all obligations except certain administrative expenses, as defined in the agreement.

     During the term of the agreement, the Company cannot pay dividends and is required to meet minimum levels of earnings before interest, income taxes, depreciation and amortization and certain reorganization costs, maintain inventory levels between specified minimum and maximum levels, and limit capital expenditures. Financial covenants under the Company's existing credit facility were based on financial projections which assumed, among other things, sales forecasts, economic conditions, the achievement of expense savings initiatives, inventory management and other factors which are subject to uncertainties and contingencies, many of which are beyond the Company's control. Accordingly, particularly in view of recent and anticipated sales and EBITDA results, the Company's continued compliance with its financial covenant requirements under its existing facility is not assured.

     Any borrowings outstanding are payable on the earlier of April 21, 1996, or the date of consummation of a plan of reorganization.

          On June 12, 1995, the Company and General Electric Capital Corporation ("GE Capital") and Citicorp USA ("CUSA") (together, the "Proposed Lenders") executed a commitment letter (the "Commitment") and a related fee letter to provide the Company new debtor-in-possession financing. Pursuant to the Commitment, GE Capital and CUSA would provide working capital financing in the principal amounts of up to $50 million and $40 million, respectively (together, the "Facility"). The Commitment provides for the issuance of guarantees of letters of credit. Borrowings, including such guarantees, may not exceed the lesser of (i) $90 million or
(ii) 50% (55% in September through November subject to the satisfaction of certain conditions and 45% in January and February 1996) of eligible inventory as defined from time to time by the Proposed Lenders, after deductions for certain reserves in the discretion of the Proposed Lenders, including professional fees and a seasonal reserve in certain periods (the "Borrowing Base"). Had the Company's financing been based on the terms set forth in the Commitment, the credit availability under the Facility at May 27, 1995 would have been higher than under its existing credit agreement.

          Advances under the Facility would constitute an administrative claim with priority over all other administrative claims in the Chapter 11 case and would be secured by a fully perfected first priority lien (second priority in the case of the Company's headquarters and distribution center facility) in all of the Company's real and personal property, subject only to valid, enforceable and non-voidable pre-existing liens. The term of the Facility would expire on the earlier to occur of (i) October 15, 1996,
(ii) the effective date of a plan of reorganization, or (iii) default under the terms of, and acceleration of, the loan.

          A reduction by the Company in the Commitment below $50 million, termination of the financing by the Company, or a conversion of the Company's Chapter 11 case to a Chapter 7 case, would require the payment of a 2% early termination fee. The Company is required to enter into acceptable cash sweep bank account arrangements and, for a period of 30 consecutive days in January 1996, the Commitment provides that there are to be no cash borrowings outstanding under the Facility.

          Cash borrowings would bear interest at a floating rate equal to 1.5%, plus the higher of (i) the base rate established by Citibank from time to time, (ii) a rate based on a three-month average of three-month certificates of deposit of major U.S. banks or (iii) one-half of one percent above the Federal Funds rate. Fees would include a Trade Letter of Credit fee of 2.0% per annum and a Standby Letter of Credit fee of 2.25% per annum, on the face amount of trade letters of credit and standby letters of credit, respectively, subject to guarantees under the Facility, customary letter of credit issuing and other bank fees and offer bank fees and an Unused Facility Fee of 0.5% per annum on unused amounts under the Facility. In addition, the Company has agreed to pay certain additional closing fees and administrative fees, a portion of which could be credited against fees due in connection with exit financing. The Company has paid $200,000 and expects to pay an additional $550,000 upon authorization of the Commitment by the Bankruptcy Court, which fees are non-refundable but will be credited against closing fees.

          The consummation of the Financing is subject to certain conditions, including the completion of the Proposed Lenders' due diligence investigation and the negotiation and completion of final financing agreements to the satisfaction of the Proposed Lenders and their counsel, including customary representations and warranties and certain financial covenants (including minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), capital expenditures, fixed charge coverage ratios and net worth), measured on a quarterly basis; the approval of the Bankruptcy Court; the absence of events having a material adverse change on the Company; and a management transition satisfactory to the Proposed Lenders. The Commitment expires on July 13, 1995.

     In view of the Chapter 11 reorganization, there is uncertainty with respect to the Company's liquidity. The Company believes that at the present time its working capital, including cash on hand, cash management measures, anticipated net cash provided by operating activities, factor and vendor trade credit and debtor-in-possession financing should enable the Company to meet its short-term liquidity requirements. However, any change in the current status of these or other items affecting the Company, including adverse operating results, a reduction in vendor or factor trade credit or loss or inadequacy of debtor-in-possession financing could have a materially adverse effect on the Company's liquidity and on its operations.

Part II:  Other Information

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Number              Description

          3(b)           Bylaws of Registrant, amended as of
                         May 4, 1995

          10(ah)              Letter Agreement dated June 9,
1995 among
                         General Electric Capital
Corporation,
                         Citicorp USA and the Registrant

          27                    Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MERRY-GO-ROUND ENTERPRISES, INC.





DATE     June 13, 1995             /s/  Isaac Kaufman
                         Isaac Kaufman
                         Executive Vice President, Chief
                         Financial Officer, Secretary and
                         Treasurer (Principal Financial
                         Officer)



DATE     June 13, 1995             /s/  Robert J. Reiners
                         Robert J. Reiners
                         Vice President of Finance and
                         Corporate Controller
                         (Principal Accounting Officer)

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MERRY-GO-ROUND ENTERPRISES, INC.





DATE     June 13, 1995
                         Isaac Kaufman
                         Executive Vice President, Chief
                         Financial Officer and Treasurer
                         (Principal Financial Officer)



DATE     June 13, 1995
                         Robert J. Reiners
                         Vice President of Finance and
                         Corporate Controller
                         (Principal Accounting Officer)




[CAPTION]
[FN]