Form 10-Q
period 1995-07-29
MERRY GO ROUND ENTERPRISES INC
filed 1995-09-15
CIK 719721

-19-
BAODOCS1/0019033.01
          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_ _ _     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 1995
                     -----------------

                             OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_ _ _     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number  1-10491
                     ----------

              MERRY-GO-ROUND ENTERPRISES, INC.
-------------------------------------------------------------
------------------------------------------------
   (Exact name of registrant as specified in its charter)

     Maryland                                  52-0913402
-----------------------------------                    ------
------------------------------------
(State or other jurisdiction of                   (I.R.S.
Employer Identification No.) incorporation or organization)

3300 Fashion Way, Joppa, Maryland
21085
---------------------------------------------
---------------
(Address of principal executive offices)
(Zip Code)

               410-538-1000
-------------------------------------------------------------
--
(Registrant's telephone number, including area code)

Neither name, address nor fiscal year has been changed  since the last report.
-------------------------------------------------------------
-----------------------------------------
(Former name, former address and formal fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
           ---         ----
Number  of shares of Common Stock outstanding as of September
9,                      1995:                      53,931,008

              MERRY-GO-ROUND ENTERPRISES, INC.


                            INDEX

Part I - Financial Information

     Consolidated Statements of Operations (Unaudited) for
the
     Three and Six Months Ended July 29, 1995 and July 30,
1994  3

     Consolidated Balance Sheets as of July 29, 1995
     (Unaudited) and January 28, 1995
4

     Consolidated Statements of Cash Flows (Unaudited) for
the
     Six Months Ended July 29, 1995 and July 30, 1994
5

     Notes to Consolidated Financial Statements (Unaudited)
6

     Management's Discussion and Analysis of Results of
     Operations and Financial Condition
12


Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K
18


     Signatures                                        19

PART I:  FINANCIAL INFORMATION

              MERRY-GO-ROUND ENTERPRISES, INC.
                    DEBTOR-IN-POSSESSION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
                         Three Months Ended            Six
Months Ended
                    ______________________________
_____________________________
                    July 29, 1995  July 30, 1994  July 29, 1995  July 30, 1994
                    ____________   ____________   ____________   ____________
Net sales                $125,361,000   $175,969,000   $246,762,000
$344,985,000

Costs and expenses:
     Costs of sales, buying and
     occupancy            107,798,000    145,857,000    211,224,000
 284,883,000

     Selling and administrative       36,699,000     51,941,000     69,550,000
 101,893,000

     Interest expense, net                 479,000             357,000
908,000           425,000
                    ___________    ___________    ___________    ___________
         Total            144,976,000    198,155,000    281,682,000
387,201,000
                    ___________    ___________    ___________    ___________

Loss before reorganization
    costs and income tax benefit          (19,615,000)    (22,186,000)
(34,920,000)      (42,216,000)

Reorganization costs, net (Note 4)      8,399,000     20,392,000     12,288,000
27,401,000
                    ___________    ___________    ___________    ___________

Loss  before income tax
    benefit                      (28,014,000)        (42,578,000)
(47,208,000)      (69,617,000)

Income tax benefit                                 -        (4,684,000)
-        (7,658,000)
                    ___________    ___________    ___________    ___________
Net loss                 $(28,014,000)  $(37,894,000)  $(47,208,000)
$(61,959,000)
                    ___________    ___________    ___________    ____________

Loss per share of common stock          $              (.52)     $
(.70)     $             (.88) $           (1.15)

Weighted average number of
       shares outstanding               53,931,008         53,938,973
53,931,008         53,935,654




See accompanying notes to consolidated financial statements.

              MERRY-GO-ROUND ENTERPRISES, INC.
                    DEBTOR-IN-POSSESSION
                 CONSOLIDATED BALANCE SHEETS
                                   July 29, 1995       January 28, 1995
                                   -----------------        ---------------------
                                      (Unaudited)                (Note)

ASSETS
-----------
Current assets:
     Cash and cash equivalents                    $10,779,000         $
58,372,000
     Receivables                            2,071,000            7,594,000
     Merchandise inventories                   86,227,000           48,088,000
     Prepaid expenses and other                       4,769,000
2,348,000
     Refundable income taxes                                   -
16,811,000
                                   __________          ___________
          Total current assets                     103,846,000
133,213,000

Property and equipment, at cost:
     Land and land improvements                        4,307,000
4,495,000
     Buildings                             32,719,000           36,811,000
     Leasehold improvements                   109,364,000          111,902,000
     Furniture, fixtures and equipment                  154,897,000
158,375,000
                                   __________          ___________
                                    301,287,000          311,583,000
     Less accumulated depreciation and amortization          126,063,000
117,518,000
                                   ___________         ___________
        Net property and equipment                 175,224,000
194,065,000
                                   ___________         ___________
Other                                        1,100,000            1,145,000
                                   ___________         ___________
                                   $280,170,000        $328,423,000

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------

Current liabilities:
     Accounts payable, trade                 $  24,894,000       $  14,309,000
     Other payables and accrued expenses                   43,483,000
49,543,000
                                   ___________         ___________
          Total current liabilities                        68,377,000
63,852,000

Noncurrent liabilities:
     Long-term debt                         10,000,000          10,000,000
     Other                                  10,350,000          10,398,000
                                   ___________         ___________
          Total noncurrent liabilities                20,350,000
20,398,000

Liabilities subject to compromise under
   reorganization proceedings (Note 3)                   232,787,000
238,474,000

Stockholders' equity (deficit):
     Common stock of $.01 par value per share:
          Authorized 100,000,000 shares;
          issued and outstanding 53,931,008
          shares at July 29, 1995 and
          January 28, 1995                             539,000
539,000
     Additional paid-in capital                        71,626,000
71,462,000
     Retained earnings (deficit)                    (113,509,000)
(66,302,000)
                                   ____________        ___________
          Total stockholders' equity (deficit)                  (41,344,000)
5,699,000
                                   ____________        ___________
                                   $ 280,170,000       $328,423,000

Note - The consolidated balance sheet at January 28, 1995 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

              MERRY-GO-ROUND ENTERPRISES, INC.
                    DEBTOR-IN-POSSESSION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                   Six Months Ended

______________________________
                                   July 29, 1995  July 30,
1994
                                   ____________
____________
Operating activities:
     Net loss                           $(47,208,000)
$(61,959,000)
     Adjustments to reconcile net loss
         to net cash used in operating
         activities:
          Change in non-cash reorganization items
(1,252,000)       25,395,000
          Depreciation and amortization
12,615,000        18,083,000
          Provision for deferred income taxes
-         1,500,000
          Amortization of restricted common stock
165,000           284,000
          Change in operating assets and liabilities:
               (Increase) decrease in:
                  Receivables                5,523,000
(829,000)
                  Merchandise inventories
(38,139,000)     (57,177,000)
                  Prepaid expenses and other
(3,236,000)        (8,392,000)
                  Refundable income taxes
16,811,000        10,743,000
                  Other assets                         45,000
(9,000)
               Increase (decrease) in:
                  Accounts payable, trade
10,585,000        25,381,000
                  Other payables and
                      accrued expenses
(854,000)     (3,400,000)
                  Other noncurrent liabilities
(48,000)          466,000
                  Operating payables
                      subject to compromise
                      under reorganization
                      proceedings                (1,334,000)            (856,000)
                                     __________   ___________
          Net cash used in operating activities          (46,327,000)
(50,770,000)

Investing activities:
     Property and equipment expenditures                   (1,477,000)
(6,627,000)
     Proceeds from sales of property and equipment               4,864,000
314,000
                                   ___________    ___________
          Net cash (used in) provided by
          investing activities                         3,387,000     (6,313,000)
                                   ___________    ___________

Financing activities:
     Repayment of secured notes payable               (4,653,000)
-
     Net borrowings under revolving credit agreement
-         1,502,000
     Proceeds from issuance of common stock                                -
42,000
                                   ___________    __________
          Net cash (used in) provided financing activities      (4,653,000)
1,544,000
          Net decrease in cash and cash equivalents           (47,593,000)
(55,539,000)

Cash and cash equivalents at beginning of period               58,372,000
113,119,000
                                   __________     __________
Cash and cash equivalents at end of period                  $
10,779,000     $ 57,580,000

See accompanying notes to consolidated financial statements.

              MERRY-GO-ROUND ENTERPRISES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


1.   REORGANIZATION AND BASIS OF REPORTING

          Merry-Go-Round Enterprises, Inc. (the "Company"), a national specialty retailer of contemporary fashions for young men and women, operated 974 stores in 43 states and Washington, D.C. at July 29, 1995.

          Almost all of the Company's stores are located in enclosed regional shopping malls and are leased. The geographic distribution of the retail stores by regions of the United States was as follows: East North Central, 223 stores; East South Central, 53 stores; Mid-Atlantic, 160 stores; Mountain, 35 stores; New England, 69 stores; Pacific, 86 stores; South Atlantic, 200 stores; West North Central, 35 stores; and West South Central, 113 stores.

          During the first six months of fiscal 1996, the numbers of stores opened, closed and converted to other concepts, were as follows:

               Open at                                 Open
at
               January 28,    Stores         Stores
Stores         July 29,
                    1995      Opened    Closed
Converted     1995
Concept

Merry-Go-Round      467            -               9
2             464
Dejaiz                   232            -               9
(6)           217
Chess King               214            -             13
-             201
Cignal                     73           -               1
-               72
Fashion Outlets            17           1               1
-               17
Boogies Diner                3               -
-                  -                  3
                _____         ____      ____         ____
_____
                 1,006             1             33
-             974

          On January 11, 1994, the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 ("Chapter 11") of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Maryland, Baltimore Division (the "Court"). During fiscal 1995 and 1996, various other subsidiaries of the Company filed voluntary petitions for relief under Chapter 11. The Company and such subsidiaries are presently operating their businesses as debtors-in-possession under the jurisdiction of the Court.

          At this time it is not possible to predict the outcome of the Company's Chapter 11 proceedings or the effect of the proceedings on the Company or on the interests of prepetition creditors and stockholders. The uncertainty regarding the eventual outcome of the Chapter 11 proceedings and the effects of other unknown adverse factors could threaten the Company's existence as a going concern.

          The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization confirmed by the Court could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, future profitable operations, continued timely flow of merchandise inventory, maintenance of financing sources to meet current and future obligations, including compliance with debtor-in-possession financing agreements, maintenance of vendor and factor confidence, the ability to generate sufficient cash from operations, renewal of desirable store leases, the availability of a financing commitment for post-effective date financing on acceptable terms and conditions, and development and confirmation of an acceptable plan of reorganization.

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

          The results of operations for the periods ended
July 29, 1995, are not necessarily indicative of the operating results to be expected for the full year.

2.   DEBTOR-IN-POSSESSION FINANCING

          The Company and two of its subsidiaries, MGR
Distribution Corporation, and Worths Stores Corp., as Borrowers, (the "Borrowers") have entered into a Debtor-in-Possession Credit Agreement dated as of July 18, 1995 (the "Credit Agreement") with General Electric Capital Corporation and Citicorp USA, as co-agents (the "Co-Agents") and the lenders named therein (the "Lenders"). The proceeds of the initial loans and letters of credit made under the Credit Agreement were to repay substantially all obligations and terminate substantially all commitments in respect of the credit facilities provided by a Revolving Credit Agreement dated as of January 14, 1994, as amended (the "Previous Credit Agreement"), among the company, certain of its subsidiaries, the financial institutions from time to time party thereto and The CIT Group/Business Credit, Inc., as agent, and any excess proceeds are to be used for working capital and for other general corporate purposes. The Credit Agreement was approved by the United States Bankruptcy Court for the District of Maryland on July 13, 1995. Concurrent with the execution of the Credit Agreement, the Company, MGR Distribution Corporation and MGRR, Inc., entered into a Termination and Release Agreement with the CIT Group/Business Credit, Inc. terminating the Previous Credit Agreement.

          Under the Credit Agreement, the Borrowers may borrow in the form of cash borrowings, documentary letters of credit and standby letters of credit an aggregate of the lesser of $90,000,000 or the Borrowing Base described below. Letters of credit are further limited to the lesser of $75,000,000 for commercial letters of credit and $15,000,000 for standby letters of credit or the Borrowing Base.

          The Lenders' commitment to make loans and issue letters of credit expires on the earlier of (i) October 15, 1996, (ii) the effective date of a plan of reorganization in the cases filed by the Company and certain of its subsidiaries pursuant to Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Cases"), and (iii) the date of termination of the Lenders' commitments pursuant to an "Event of Default" as defined in the Credit Agreement (the "Commitment Termination Date").

          The Borrowing Base is defined as of any date of determination, as an amount equal to the applicable percentage of the "Eligible Inventory" (as defined in the Credit Agreement) determined at the lower of cost using the retail method or market. For the fiscal months of September, October and November 1995, the applicable percentage used in the determination of the Borrowing Base is 55%. The remainder of the year the advance rate is 50%. The Co-Agents shall be entitled, at any time, to (i) establish, increase or decrease reserves (including a seasonal reserve from December 1, 1995 through February 28, 1996) against Eligible Inventory or the Borrowing Base, and (ii) impose additional requirements (or eliminate the same) to the standards of eligibility set forth in the definition of "Eligible Inventory".

          Each loan shall bear interest on the unpaid principal amount thereof from the date made through maturity at a rate per annum equal to the sum of the "Base Rate" (as defined in the Credit Agreement) plus one and one-half percent (1.5%) per annum. The Base Rate is defined as a fluctuating interest rate per annum in effect from time to time, which rate is equal to the highest of certain specified rates. The rate fluctuates daily and as of September 6, 1995 was 10.25% per annum.

          The Credit Agreement provides for a letter of credit fee equal to 2.25% per annum of the average daily maximum amount available to be drawn under such Standby Letter of Credit, and a letter of credit fee equal to 2.00% per annum of the aggregate maximum amount outstanding for all Commercial Letters of Credit. The Credit Agreement also provides for the payment of commitment fees equal to (i) the average of the daily excess of the commitments over the sum of (a) the aggregate principal amount of loans outstanding plus (b) the letter of credit usage multiplied by (ii) 1/2 of 1% per annum.

          The Credit Agreement provides that all obligations under the loan documents shall constitute allowed administrative expense claims in the Chapter 11 Cases against each borrower and the subsidiaries of the Company which have executed and delivered a guaranty (collectively, the "Credit Parties") and which are debtors in the Chapter 11 Cases, with priority under Section 364(c)(1) of the United States Bankruptcy Code over any and all other administrative expenses of the kind specified or ordered pursuant to any provision of the Code, subject to certain limited exceptions. In addition, the Borrowers and certain subsidiaries of the Company that have executed a guaranty have granted to General Electric Capital Corporation, as secured party on behalf of the Lenders a first priority security interest in substantially all of their assets and a second priority security interest on the Company's headquarters and distribution center.

          The Credit Agreement requires that certain financial tests be met or exceeded, including with respect to
(i) EBITDA, (ii) the ratio of EBITDA to "Consolidated Fixed Charges," and (iii) "Consolidated Net Worth," each as defined in the Credit Agreement. In addition, the Credit Agreement establishes certain restrictions on the Borrowers including the maintenance of a cash management system, indebtedness, guarantees, liens, capital expenditures, investments, dividends, asset dispositions, and maximum restructuring fees and disbursements.

3.   LIABILITIES SUBJECT TO COMPROMISE

          Liabilities subject to compromise as of July 29, 1995 and January 28, 1995 consisted of:

                              July 29, 1995       January 28,
1995
Secured note payable                    $                -
$  4,997,000

Unsecured liabilities:

Accounts payable, trade               38,745,000
39,176,000
Other payables and accrued expenses             55,109,000
55,368,000
Revolving credit debt                      44,520,000
44,520,000
Chess King acquisition debt                29,413,000
29,413,000
Institutional investor notes               65,000,000
65,000,000
                                    $232,787,000
$238,474,000

          The secured note payable was satisfied in part on February 28, 1995, as a result of the sale of the retail location securing the note. The creditor received net proceeds of $4,653,000 and may be allowed an unsecured claim in Court for the remaining balance of $344,000 which is classified in other payables and accrued expenses at July 29, 1995.

          A plan of reorganization ultimately confirmed by the Court may materially change the amounts and terms of these prepetition liabilities.

4.   REORGANIZATION COSTS, NET

          Reorganization costs recorded in the second quarter and first six months of fiscal 1996 and 1995 consisted of:

                         Three Months Ended            Six
Months Ended
                    ______________________________
_____________________________
                    July 29, 1995  July 30, 1994  July 29, 1995  July 30, 1994
                    ____________   ____________   ____________   ____________
Write-off of leasehold improvements
      and fixtures associated with
      closed stores                  $923,000       $11,903,000     $1,523,000
$14,625,000
Estimated lease rejection claims                 300,000          5,127,000
300,000         7,351,000
Professional fees                   3,487,000           1,821,000
5,445,000       4,021,000
Employee retention and severance
      programs and related payroll taxes
      and employee benefits              1,417,000                         -
2,200,000                     -
Other                          2,499,000           1,922,000           3,467,000
2,166,000
Interest Income                      (227,000)            (381,000)
(647,000)         (762,000)
                       $8,399,000    $20,392,000    $12,288,000    $27,401,000


5. INCOME TAX BENEFIT - No income tax benefit has been recorded for the second quarter and first six months of fiscal 1996, as the Company has exhausted its available net operating loss carrybacks permitted under the federal and state tax codes. The benefit of net operating loss carryforwards will be reflected in future periods when it becomes more likely than not that the benefit will be realized.

Item 2.  Management's Discussion and Analysis of Results of
Operations
      and Financial Condition

            MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company is a national specialty retailer of contemporary fashion primarily for young men and women. As of July 29, 1995, the Company operated 974 stores in 43 states and Washington, D.C. The following discussion explains material changes in the results of operations comparing the second quarter and first six months of fiscal years 1996 and 1995 and significant developments affecting the Company's financial condition since the end of fiscal
1995.

                  CHAPTER 11 REORGANIZATION

     On January 11, 1994, the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 in the U.S. Bankruptcy Court for the District of Maryland, Baltimore Division (the Court). During fiscal 1995 and 1996, various other subsidiaries of the Company filed voluntary petitions for relief under Chapter 11. The Company and such subsidiaries are presently operating their businesses as debtors-in-possession under the jurisdiction of the Court.

     On February 23, 1995, the Company and its official creditors' and equity committees (collectively the "Plan Proponents") filed a Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). Among the conditions to the confirmation of the Plan was a requirement that a notice for a confirmation hearing be given no later than September 5, 1995. As notice was not given by this deadline and the Plan will not be confirmed by the October 2, 1995 deadline, the Plan will not be confirmed as filed. The Company's ability to emerge from Chapter 11 protection depends on the development (or modification of the initial
Plan) and confirmation of a plan of reorganization which depends on, among other things, the successful implementation and validation of the Company's business plan, the availability of adequate financing on acceptable terms and the acceptance of the plan by the numbers and amounts of impaired prepetition creditors and stockholders required by the Bankruptcy Code. The Company and the principal creditor and stockholders constituencies stakeholders in the Chapter 11 proceeding have entered into a Stipulation, approved by the Court on August 31, 1995, in which they and the Company and the stockholders agreed not to file, support or prosecute any disclosure statement, any plan of reorganization, any motion concerning substantive consolidation or any motion to convert to Chapter 7 or to dismiss any of the Company's or its subsidiaries' Chapter 11 cases, until January 31, 1996. The Company expects there will be further discussions concerning the timing and terms of a plan of reorganization prior to January 31, 1996. If no plan of reorganization is successfully implemented, the Company would be liquidated. A failure to successfully implement a plan of reorganization could have a material adverse effect on the value of the claims of prepetition creditors and stockholders' interest in the Company.

     The Company recently agreed with certain landlords that any store leased from such landlords not closed by September
17, 1995 would remain open through December 31, 1995 and the Company would pay rent through January 31, 1996.

                    RESULTS OF OPERATIONS

     The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. The final plan of reorganization could materially change the amounts reported in the consolidated financial statements, which do not give effect to all adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, future profitable operations, continued timely flow of merchandise inventory, maintenance of financing sources to meet current and future obligations, including compliance with debtor-in-possession financing agreements, maintenance of vendor and factor confidence, the ability to generate sufficient cash from operations, renewal of desirable store leases, the availability of a financing commitment for post-effective date financing on acceptable terms and conditions, and development and confirmation of an acceptable plan of reorganization, none of which can be assured.

Net Sales - Net sales decreased $50.6 million or 28.8% and $98.2 million or 28.5% in the second quarter and first six months of fiscal 1996 compared to the second quarter and first six months of fiscal 1995. The decreases were due to several factors including the closing of 436 underperforming stores during fiscal 1995, resulting in a decrease of 26.4% and 28.4% in the weighted average number of stores open during the second quarter and first six months of fiscal 1996, respectively. In addition, sales per selling square foot decreased from approximately $50 and $95 in the second quarter and first six months of fiscal 1995 to approximately $47 and $93 in the second quarter and first six months of fiscal 1996. The decrease in sales is attributable to difficult and highly competitive and promotional market conditions in the specialty retail apparel industry, lower than desirable inventory levels in the first six months of fiscal 1996, the continuing effects of the merchandising transition in the Dejaiz and Cignal stores, and a comparatively higher level of clearance sales of fall merchandise in the first six months of last year. In addition, approximately $9.2 million in sales at closed stores realized during the store closing periods were classified along with cost of sales and store operating expenses as reorganization costs in the first quarter of fiscal 1996.

     Comparable store sales decreased 14% and 12% in the second quarter and first six months of fiscal 1996 as a result of certain factors described above.

Cost of Sales, Buying and Occupancy - Cost of sales, buying and occupancy decreased $38.1 million or 26.1% and $73.7 million or 25.9% in the second quarter and first six months of fiscal 1996 compared to the second quarter and first six months of fiscal 1995. As a percentage of net sales, these costs were 86.0% and 85.6% for the second quarter and first six months of fiscal 1996, compared to 82.9% and 82.6% for the comparable periods in fiscal 1995. The costs as a percentage of net sales increased in fiscal 1996 primarily due to the lower sales productivity discussed above.

Selling and Administrative Expenses - Selling and administrative expenses decreased $15.2 million or 29.3% and $32.3 million or 31.7% in the second quarter and first six months of fiscal 1996 compared to the second quarter and first six months of fiscal 1995. Selling and administrative expenses as a percentage of net sales were 29.3% and 28.2% in fiscal 1996 compared to 29.5% and 29.5% in fiscal 1995. The decrease in these expenses in fiscal 1996 is the result of the closing of stores and management's program to bring selling and administrative costs in line with current sales volumes. This program has resulted in expense reductions in store operations, the corporate office and the distribution center.

Interest Expense, Net - Interest expense was $497,000 and $958,000 and interest income was $18,000 and $50,000 for the second quarter and first six months of fiscal year 1996, respectively compared to $423,000 and $745,000 and $66,000 and $320,000 for fiscal 1995. Under the Code, prepetition liabilities generally do not continue to accrue interest unless the debt is clearly collateralized by assets having current fair market values in excess of the amount of the debt. Therefore, interest has not been accrued on any of the Company's prepetition obligations except for a $10 million note payable secured by the headquarters and distribution center facility. Interest income in the amount of approximately $227,000 and $647,000 in the second quarter and first six months of fiscal 1996, and $381,000 and $762,000 in the second quarter and first six months of fiscal 1995 has been classified as a reduction in reorganization costs in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".

Reorganization Costs - Costs associated with reorganization under Chapter 11 protection in the second quarter and first six months of fiscal 1996 and 1995, included:

                         Three Months Ended            Six
Months Ended
                    ______________________________
_____________________________
                    July 29, 1995  July 30, 1994  July 29, 1995  July 30, 1994
                    ____________   ____________   ____________   ____________
Write-off of leasehold improvements
      and fixtures associated with
      closed stores                  $923,000       $11,903,000     $1,523,000
$14,625,000
Estimated lease rejection claims                 300,000          5,127,000
300,000         7,351,000
Professional fees                   3,487,000           1,821,000
5,445,000       4,021,000
Employee retention and severance
      programs and related payroll taxes
      and employee benefits              1,417,000                         -
2,200,000                     -
Other                          2,499,000           1,922,000          3,467,000
2,166,000
Interest Income                      (227,000)            (381,000)
(647,000)         (762,000)
                        $8,399,000   $20,392,000   $12,288,000     $27,401,000

The Company anticipates that it will incur additional reorganization costs for the remainder of its Chapter 11 reorganization.

Income tax benefit - No income tax benefit has been recorded for the second quarter and first six months of fiscal 1996, as the Company has exhausted its available net operating loss carrybacks permitted under the federal and state tax codes. The benefit of net operating loss carryforwards will be reflected in future periods when it becomes more likely than not that the benefit will be realized.

Net loss - The net loss was $28.0 million and $47.2 million in the second quarter and first six months of fiscal 1996 as compared to $37.9 million and $62.0 million in the second quarter and first six months of fiscal 1995. The reduction in the net loss is the result of reduced selling and administrative expenses and lower reorganization costs, offset in part by the impact of lower sales productivity and reduced income tax benefits.

     Earnings before interest, income taxes, depreciation, amortization and reorganization costs (EBITDA), supplemental financial information generally reported by debtors-in-possession, were negative $12.9 million and negative $21.4 million in the second quarter and first six months of fiscal 1996 compared to negative $12.8 million and negative $23.7 million in the second quarter and first six months of fiscal 1995.


               LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the first six months of fiscal 1996 was approximately $46.3 million compared to $50.8 million for the first six months of fiscal 1995. Property and equipment expenditures were $1.5 million in the first six months of fiscal 1996 compared to $6.6 million for the first six months of fiscal 1995. The capital expenditures for fiscal 1996 and fiscal 1995 were principally for store openings and remodelings.

     The Company currently contemplates that it will open 1 new store and remodel 23 stores during the remainder of fiscal 1996 at a cost of approximately $4.9 million, and make other capital expenditures of approximately $1.4 million.

     As of August 26, 1995, the Company's cash in banks plus unused availability on its Debtor-in-Possession facility was approximately $30.9 million.

          The Company and two of its subsidiaries, MGR
Distribution Corporation, and Worths Stores Corp., as Borrowers, (the "Borrowers") have entered into a Debtor-in-Possession Credit Agreement dated as of July 18, 1995 (the "Credit Agreement") with General Electric Capital Corporation and Citicorp USA, as co-agents (the "Co-Agents") and the lenders named therein (the "Lenders"). The proceeds of the initial loans and letters of credit made under the Credit Agreement were to repay substantially all obligations and terminate substantially all commitments in respect of the credit facilities provided by a Revolving Credit Agreement dated as of January 14, 1994, as amended (the "Previous Credit Agreement"), among the company, certain of its subsidiaries, the financial institutions from time to time party thereto and The CIT Group/Business Credit, Inc., as agent, and any excess proceeds are to be used for working capital and for other general corporate purposes. The Credit Agreement was approved by the United States Bankruptcy Court for the District of Maryland on July 13, 1995. Concurrent with the execution of the Credit Agreement, the Company, MGR Distribution Corporation and MGRR, Inc., entered into a Termination and Release Agreement with the CIT Group/Business Credit, Inc. terminating the Previous Credit Agreement.

     Under the Credit Agreement, the Borrowers may borrow in the form of cash borrowings, documentary letters of credit and standby letters of credit an aggregate of the lesser of $90,000,000 or the Borrowing Base described below. Letters of credit are further limited to the lesser of $75,000,000 for commercial letters of credit and $15,000,000 for standby letters of credit or the Borrowing Base.

     The Lenders' commitment to make loans and issue letters of credit expires on the earlier of (i) October 15, 1996,
(ii) the effective date of a plan of reorganization in the cases filed by the Company and certain of its subsidiaries pursuant to Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Cases"), and (iii) the date of termination of the Lenders' commitments pursuant to an "Event of Default" as defined in the Credit Agreement (the "Commitment Termination Date").

     The Borrowing Base is defined as of any date of determination, as an amount equal to the applicable percentage of the "Eligible Inventory" (as defined in the Credit Agreement) determined at the lower of cost using the retail method or market. For the fiscal months of September, October and November 1995, the applicable percentage used in the determination of the Borrowing Base is 55%. The remainder of the year the advance rate is 50%. The Co-Agents shall be entitled, at any time, to (i) establish, increase or decrease reserves (including a seasonal reserve from December 1, 1995 through February 28, 1996) against Eligible Inventory or the Borrowing Base, and (ii) impose additional requirements (or eliminate the same) to the standards of eligibility set forth in the definition of "Eligible Inventory".

     Each loan shall bear interest on the unpaid principal amount thereof from the date made through maturity at a rate per annum equal to the sum of the "Base Rate" (as defined in the Credit Agreement) plus one and one-half percent (1.5%) per annum. The Base Rate is defined as a fluctuating interest rate per annum in effect from time to time, which rate is equal to the highest of certain specified rates. The rate fluctuates daily and as of September 6, 1995 was 10.25% per annum.

          The Credit Agreement provides for a letter of credit fee equal to 2.25% per annum of the average daily maximum amount available to be drawn under such Standby Letter of Credit, and a letter of credit fee equal to 2.00% per annum of the aggregate maximum amount outstanding for all Commercial Letters of Credit. The Credit Agreement also provides for the payment of commitment fees equal to (i) the average of the daily excess of the commitments over the sum of (a) the aggregate principal amount of loans outstanding plus (b) the letter of credit usage multiplied by (ii) 1/2 of 1% per annum.

          The Credit Agreement provides that all obligations under the loan documents shall constitute allowed administrative expense claims in the Chapter 11 Cases against each borrower and the subsidiaries of the Company which have executed and delivered a guaranty (collectively, the "Credit Parties") and which are debtors in the Chapter 11 Cases, with priority under Section 364(c)(1) of the United States Bankruptcy Code over any and all other administrative expenses of the kind specified or ordered pursuant to any provision of the Code, subject to certain limited exceptions. In addition, the Borrowers and certain subsidiaries of the Company that have executed a guaranty have granted to General Electric Capital Corporation, as secured party on behalf of the Lenders a first priority security interest in substantially all of their assets and a second priority security interest on the Company's headquarters and distribution center.

          The Credit Agreement requires that certain financial tests be met or exceeded, including with respect to
(i) EBITDA, (ii) the ratio of EBITDA to "Consolidated Fixed Charges," and (iii) "Consolidated Net Worth," each as defined in the Credit Agreement. In addition, the Credit Agreement establishes certain restrictions on the Borrowers including the maintenance of a cash management system, indebtedness, guarantees, liens, capital expenditures, investments, dividends, asset dispositions, and maximum restructuring fees and disbursements.

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

Part II:  Other Information

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Number              Description

          27             Financial Data Schedule

          10(ai)              Executive Employment Agreement
entered into on
                         June 28, 1995 between the Registrant
and Richard
                         Crystal

          10(aj)              Management Agreement dated June
30, 1995
                         between the Registrant and Meridian
Ventures, Inc.

          (b)  Reports on Form 8-K

                         The Company filed a report on Form 8-
K dated
                         July 18, 1995 reporting the
replacement of its
                         pre-existing Debtor-in-Possession
Financing
                         arrangement with a new facility.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MERRY-GO-ROUND ENTERPRISES, INC.





DATE  September 12, 1995                /s/  Isaac Kaufman
                              Isaac Kaufman
                              Executive Vice President, Chief
Financial
                              Officer, Secretary and
Treasurer (Principal
                              Financial Officer)



DATE  September 12, 1995                /s/  Robert J.
Reiners
                              Robert J. Reiners
                              Vice President of Finance and
Corporate                                    Controller
                              (Principal Accounting Officer)