Form 10-Q
period 1995-10-28
MERRY GO ROUND ENTERPRISES INC
filed 1995-12-12
CIK 719721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 28, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission file number 1-10491

                MERRY-GO-ROUND ENTERPRISES, INC.
-----------------------------------------------------------------
--------------------------------------------
     (Exact name of registrant as specified in its charter)


          Maryland                           52-0913402
-------------------------------------------            ----------
-----------------------------------
(State or other jurisdiction of                   (I.R.S.
Employer Identification No.)
incorporation or organization)

     3300 Fashion Way, Joppa, Maryland
21085
-----------------------------------------------------------
---------
(Address of principal executive offices)
(Zip Code)

          410-538-1000
----------------------------------------------------------------
(Registrant's telephone number, including area code)


Neither name, address nor fiscal year has been changed since last report
-----------------------------------------------------------------
--------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
      -----            -----
Number of shares of Common Stock outstanding as of December 8,
1995:  53,931,008

                MERRY-GO-ROUND ENTERPRISES, INC.


                              INDEX
                          -------------


Part I - Financial Information

Item 1.  Financial Statements

Consolidated Statements of Operations (Unaudited) for the
Three Months and Nine Months Ended October 28, 1995
and October 29, 1994                                     3

Consolidated Balance Sheets as of October 28, 1995
(Unaudited) and January 28, 1995                         4

Consolidated Statements of Cash Flows (Unaudited) for the
Nine Months Ended October 28, 1995 and October 29, 1994  5

Notes to Consolidated Financial Statements (Unaudited)   6

Item 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition                 14


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
25

Signatures
26

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                MERRY-GO-ROUND ENTERPRISES, INC.
                      DEBTOR-IN-POSSESSION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                      Three Months Ended  Nine Months Ended
                    ----------------------------------------
----------------------------------------
                    Oct. 28, 1995  Oct. 29, 1994  Oct. 28, 1995
Oct. 29, 1994
                    -----------------   -----------------   -----
------------   -----------------
Net sales      $154,888,000$199,090,000$401,650,000$544,075,000
          ---------------------------------------------------
-----------------
Costs and expenses:

 Costs of sales, buying
 and occupancy  122,020,000154,135,000333,244,000439,017,000

 Selling and administrative35,162,00052,416,000104,712,000
154,310,000

 Interest expense, net738,000 486,000 1,646,000   911,000
          ---------------------------------------------------
-----------------
Total           157,920,000207,037,000439,602,000594,238,000
          ---------------------------------------------------
-----------------


Loss before reorganization
 costs and income tax benefit(3,032,000)(7,947,000)(37,952,000)
(50,163,000)

Reorganization costs, net (note 4)16,158,0006,470,00028,446,000
33,871,000
          ---------------------------------------------------
-----------------
Loss before income tax benefit(19,190,000)(14,417,000)(66
,398,000)      (84,034,000)

Income tax benefit (note 5)        - (4,107,000)       -
(11,765,000)
          ---------------------------------------------------
-----------------
Net loss      $(19,190,000)$(10,310,000)$(66,398,000)$(72
,269,000)
              ============ ============ ============ ============


Loss per share of common stock$             (.36)$
(.19)     $          (1.23)$          (1.34)
              ============ ============ ============ ============

Weighted average number of
   shares outstanding53,931,008 53,947,824 53,931,008 53,939,711
              ============ ============ ============ ============



See accompanying notes to consolidated financial statements.

                MERRY-GO-ROUND ENTERPRISES, INC.
                      DEBTOR-IN-POSSESSION
                   CONSOLIDATED BALANCE SHEETS

                                     October 28, 1995  January
28, 1995
                                     ---------------------- -----
----------------
 ASSETS                                 (Unaudited)  (Note)

Current assets:
 Cash and cash equivalents      $    3,365,000$   58,372,000
 Receivables                         2,361,000   7,594,000
 Merchandise inventories           103,920,000  48,088,000
 Prepaid expenses and other          5,235,000   2,348,000
 Refundable income taxes                     -  16,811,000
                             -----------------------------------
  Total current assets             114,881,000 133,213,000
                             -----------------------------------
Property and equipment, at cost:
 Land and land improvements          4,307,000   4,495,000
 Buildings                          32,722,000  36,811,000
 Leasehold improvements            108,301,000 111,902,000
 Furniture, fixtures and equipment 152,385,000 158,375,000
                             -----------------------------------
 Less accumulated depreciation and amortization297,715,000
311,583,000
                                   129,099,000 117,518,000
                             -----------------------------------
  Net property and equipment       168,616,000 194,065,000
                             -----------------------------------

Other                                2,105,000   1,145,000
                             -----------------------------------
                                  $285,602,000$328,423,000
                                  ========================
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable, trade          $ 20,320,000$ 14,309,000
 Other payables and accrued expenses44,633,000  49,543,000
 Borrowings under line of credit    26,535,000           -
                             -----------------------------------
  Total current liabilities         91,488,000  63,852,000
                             -----------------------------------
Noncurrent liabilities:
 Long-term debt                     10,000,000  10,000,000
 Other                              10,266,000  10,398,000
                             -----------------------------------
  Total noncurrent liabilities      20,266,000  20,398,000
                             -----------------------------------
Liabilities subject to compromise under reorganization
 proceedings (note 3)              234,299,000 238,474,000
                             -----------------------------------
Stockholders' equity deficit:
 Common stock of $.01 par value per share:
   Authorized 100,000,000 shares; issued and outstanding
   53,931,008 shares at October 28, 1995 and
   January 28, 1995                    539,000     539,000
 Additional paid-in capital         71,710,000  71,462,000
 Retained  deficit               (132,700,000)(66,302,000)
                             -----------------------------------
  Total stockholders' equity (deficit)(60,451,000)5,699,000
                             -----------------------------------
                                  $285,602,000$328,423,000
                                  ========================

Note: The consolidated balance sheet at January 28, 1995 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to consolidated financial statements.

                MERRY-GO-ROUND ENTERPRISES, INC.
                      DEBTOR IN POSSESSION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                           Nine Months Ended
                                     ------------------------------
-----------------------
                                     October 28, 1995  October 29,
1994
                                     ---------------------- -------
--------------
Operating activities:
 Net loss                        $(66,398,000)$(72,269,000)

 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Change in non-cash reorganization items, (note 4)3,263,000
27,504,000
  Depreciation and amortization     18,641,000  26,068,000
  Deferred income taxes                      -     665,000
  Amortization of restricted common stock248,000   449,000
  Change in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                     5,233,000 (1,624,000)
     Merchandise inventories      (55,832,000)(96,525,000)
     Prepaid expenses              (3,702,000) (4,875,000)
     Refundable income taxes        16,811,000   7,344,000
     Other assets                    (960,000)    (54,000)
   Increase (decrease) in:
     Accounts payable, trade         6,011,000  25,046,000
     Other payables and accrued expenses(1,183,000)(4,173,000)
     Other noncurrent liabilities    (132,000)   (216,000)
     Operating payables subject to compromise under
     reorganization proceedings    (1,572,000)   (893,000)
                             -----------------------------------
      Net cash used in operating activities(79,572,000)(93,553,000)
                             -----------------------------------


Investing activities:
 Property and equipment expenditures(2,326,000)(11,809,000)
 Proceeds from sales of property and equipment   5,009,000  314,000
                             -----------------------------------
      Net cash provided by (used in) investing activities2,683,000
(11,495,000)
                             -----------------------------------

Financing activities:
 Net borrowings under revolving credit arrangement26,535,000
4,230,000
 Repayment of secured note payable (4,653,000)           -
 Proceeds from issuance of common stock      -      43,000
                             -----------------------------------
      Net cash provided by financing activities 21,882,000
4,273,000
                             -----------------------------------

      Net decrease in cash and cash equivalents(55,007,000)
(100,775,000)

Cash and cash equivalents at beginning of period58,372,000
113,119,000
                             -----------------------------------
Cash and cash equivalents at end of period$  3,365,000$ 12,344,000
                                  ========================

See accompanying notes to consolidated financial statements.

                MERRY-GO-ROUND ENTERPRISES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   REORGANIZATION AND BASIS OF REPORTING

          Merry-Go-Round Enterprises, Inc. (the "Company"), a national specialty retailer of contemporary fashions for young men and women, operated 951 stores in 43 states and Washington, D.C. at October 28, 1995 (see note 6).

          Almost all of the Company's stores are located in enclosed regional shopping malls and are leased. The geographic distribution of the retail stores by regions of the United States was as follows: East North Central, 218 stores; East South Central, 54 stores; Mid-Atlantic, 159 stores; Mountain, 33 stores; New England, 66 stores; Pacific, 82 stores; South Atlantic, 194 stores; West North Central, 34 stores; and West South Central, 111 stores.

          During the first nine months of fiscal 1996, the numbers of stores opened, closed and converted to other concepts, were as follows:

             Open at                               Open at
             January 28, Stores  Stores  Stores    October 28,
                 1995            Opened  Closed    Converted
1995
Concept

Merry-Go-Round    467      -     (15)        3         455
Dejaiz            232      1     (15)      (2)         216
Chess King        214      -     (27)      (1)         186
Cignal             73      -      (1)        -          72
Fashion Outlets    17      4      (2)        -          19
Boogies Diner       3      -        -        -           3
             ________ ______  _______  _______      ______
                1,006      5     (60)        -         951

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

          At this time it is not possible to predict the outcome of the Company's Chapter 11 proceedings or the effect of the proceedings on the Company or on the interests of creditors and stockholders. The uncertainty regarding the eventual outcome of the Chapter 11 proceedings and the effects of factors identified below threaten the Company's ability to continue as a going concern and could have a material adverse effect on the interests of creditors and stockholders.

          The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and the factors identified below, realization of assets and satisfaction of liabilities is subject to uncertainty. A resolution of the Chapter 11 case could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of such a resolution.
The ability of the Company to continue as a going concern is dependent on, among other things, future profitable operations, continued timely flow of merchandise inventory, the ability to generate adequate levels of sales and sufficient cash from operations to maintain financing sources to meet current and future obligations, including debtor-in-possession financing agreements and vendor and factor trade credit, renewal of desirable store leases, and development and confirmation of an acceptable plan of reorganization, including post-effective date financing, none of which can be assured.

          In view of the Chapter 11 reorganization and the Company's operating results, there is uncertainty with respect to the Company's liquidity. The Company believes that at the present time its working capital, including cash on hand, cash management measures, anticipated cash provided by operating activities, factor and vendor trade credit and debtor-in-possession financing should enable the Company to meet its immediate liquidity requirements. However, any change in the current status of these or other items affecting the Company, including continuing adverse operating results, a further reduction in vendor or factor trade credit or loss or inadequacy of debtor-in-possession financing could have a materially adverse effect on the Company's liquidity, its operations and its ability to continue as a going concern.

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

          In the opinion of management, all adjustments, consisting of accruals, considered necessary for a fair presentation for the interim periods have been included in the consolidated financial statements.

          The results of operations for the periods ended October
28, 1995, are not necessarily indicative of the operating results to be expected for the full year.

2.   DEBTOR-IN-POSSESSION FINANCING

          The Company and two of its subsidiaries, MGR
Distribution Corporation, and  Worths Stores Corp., as Borrowers,
(the "Borrowers") are parties to a Debtor-in-Possession Credit
Agreement (the "Credit Agreement") with General Electric Capital
Corporation and

Citicorp USA, as co-agents (the "Co-Agents") and the lenders named therein (the "Lenders"). Proceeds are for working capital and other general corporate purposes.

          The Credit Agreement permits borrowings, in the forms of cash, documentary letters of credit and standby letters of credit, of up to the lesser of $90,000,000 or the "Borrowing Base" defined below. Letters of credit are further limited to the lesser of $75,000,000 for commercial letters of credit ("Commercial Letters of Credit") and $15,000,000 for standby letters of credit ("Standby Letters of Credit") or the Borrowing Base. The Credit Agreement expires on the earlier of (i) October 15, 1996, (ii) the effective date of a plan of reorganization, or
(iii) the date of termination of the Lenders' commitments pursuant to an "Event of Default" as defined in the Credit Agreement.

          The "Borrowing Base" is an amount equal to the product of the applicable "Advance Percentage" multiplied by the "Eligible Inventory" (defined in the Credit Agreement) determined, from time to time, at the lower of cost using the retail method or market. For September, October and November 1995, the Advance Percentage is 55%; the remainder of the year it is 50%. The Advance Percentage for the fiscal 1996 holiday season was increased pursuant to a recent amendment (see below). The Co-Agents shall be entitled, at any time, to (i) establish, increase or decrease reserves (including a seasonal reserve from December 1, 1995 through February 28, 1996) against Eligible Inventory or the Borrowing Base, and (ii) impose additional requirements on eligibility of inventory.

          Each borrowing bears interest at a rate per annum equal to a specified variable rate (the "Base Rate"), plus one and one-half percent (1.5%). As of November 25, 1995 the rate was 10.25% per annum.

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

          All obligations under the Credit Agreement constitute allowed administrative expense claims in the Chapter 11 cases against the Company and the subsidiaries of the Company which have guaranteed the debt, with priority under Section 364(c)(1) of the Bankruptcy Code over all other administrative expenses of the kind specified or ordered pursuant to any provision of the Bankruptcy Code, subject to certain limited exceptions.
Repayment of amounts outstanding pursuant to, or otherwise payable under, the Credit Agreement are secured by a first priority lien in substantially all of the assets of the Company and certain of its subsidiaries, and by a second priority lien on the Company's headquarters and distribution center (collectively, the "Collateral").

          The Credit Agreement requires compliance with certain financial covenants, including with respect to (i) "Consolidated Adjusted EBITDA", (ii) the ratio of "Consolidated Adjusted EBITDA" to "Consolidated Fixed Charges," and (iii) "Consolidated Net Worth," each as defined in the Credit Agreement, and with certain other covenants, including with respect to maintenance of a cash management system, indebtedness, guarantees, liens, capital expenditures, investments, dividends, asset dispositions, and maximum restructuring fees and disbursements. In the Amendment (as defined below), the Lenders agreed to a limited waiver of compliance with the Consolidated Adjusted EBITDA covenant for the third fiscal quarter and the Consolidated Net Worth covenant up to the end of the fourth fiscal quarter and to an amendment of certain covenants to accommodate the recently announced store closings (see note 6). The amendment also requires that the Borrowing Base minus Total Utilization of Commitments (as defined under the Credit Agreement) (other than amounts available under the Term Loan, as defined below) plus cash in the Collection Account (as defined under the Credit Agreement), be not less than $10,000,000 at any time during the period from January 18 through January 31, 1996. In view of the Company's recent operating results and decision to close stores, the Company expects not to be in compliance with certain covenants when measured in or as of the end of the fourth fiscal quarter. The Company expects to engage in further discussions with the Lenders to amend, or obtain a waiver of compliance with, the covenants. There is no assurance, however, that such an amendment or waiver will be obtained.

          In response to adverse retail conditions, which have had an impact on sales for many retailers, including the Company, and in view of the Company's recent operating results, certain factors and vendors have reduced the availability of trade credit. Consequently, early in November 1995, in order to help ensure timely merchandise receipts for the holiday season, the Company sought additional credit and availability under the Credit Agreement. Pursuant to a previously announced amendment (the "Amendment"), the Advance Percentage for the period from November 10 through December 22, 1995 was increased to 60%, subject to a maximum increase in the Borrowing Base of $7,500,000. The amendment also provides for term loans from Belmont Capital Partners (II), LP, which, along with certain of its affiliates, is a significant unsecured creditor of the Company (the "Term Loan Lender"), in the principal amount of up to $15,000,000 (the "Term Loan"). Of the Term Loan, $7,500,000
has been advanced to the Company. The Company may request an additional borrowing of up to $7,500,000 under the Term Loan, to be made in the Term Loan Lender's sole discretion. The Term Loan bears interest at a rate per annum equal to the Base Rate plus
4%.   The Company paid fees of approximately $450,000 in
connection with the Amendment and additional interest equal to 2% of the amount of any advance under the Term Loan.

          The Term Loan matures on January 17, 1996, but may be repaid only if (i) no Event of Default under the Credit Agreement exists as of that date as a result of the Company's failure to pay any installment of principal or interest on any loan when due and (ii) the Borrowing Base minus Total Utilization of Commitments (other than amounts available under the Term Loan) plus cash on hand irrespective of outstanding checks, exceeds $10,000,000, after giving effect to the repayment of the Term Loan. Amounts not repaid on the maturity date will bear interest at a default rate of 14% per annum. The Term Loan was otherwise made on substantially the same terms and conditions set forth in the Credit Agreement for non Term Loan advances, and repayment of amounts due under the Term Loan is secured by the Collateral on a basis subordinated to the rights of the Lenders.

3.   LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION
     PROCEEDINGS

          Liabilities subject to compromise under reorganization proceedings as of October 28, 1995 and January 28, 1995 consisted of:

                                   October 28, 1995    January
28, 1995

Secured note payable   $                    -$      4,997,000

Unsecured liabilities:
Accounts payable, trade            38,746,000     39,176,000
Other payables and accrued expenses56,620,000     55,368,000
Revolving credit debt              44,520,000     44,520,000
Chess King acquisition debt        29,413,000     29,413,000
Institutional investor notes       65,000,000     65,000,000
                         ----------------------------------------
                               $  234,299,000 $  238,474,000
                                 ============   ============

          The secured note payable was satisfied in part on February 28, 1995, as a result of the sale of the retail location securing the note. The creditor received net proceeds of $4,653,000 and may be allowed an unsecured claim in Court for the remaining balance of $344,000 which is classified in other payables and accrued expenses at October 28, 1995.

          A resolution of the Chapter 11 proceedings may materially change the amounts and terms of these prepetition liabilities.

4.   REORGANIZATION COSTS, NET

          Reorganization costs recorded in the third quarter and first nine months of fiscal 1996 and 1995 consisted of:

                            Three Months Ended  Nine Months Ended
                         ----------------------------------------
---                      ----------------------------------------
-
                         Oct. 28, 1995       Oct. 29, 1994  Oct.
28, 1995                 Oct. 29, 1994
                         -----------------   -----------------
-----------------        -----------------
Write-off of leasehold improvements
    and fixtures associated with
    closed stores   $ 1,287,000$                -$  2,810,000
$ 14,625,000
Estimated lease rejection claims1,750,000         - 2,050,000
7,351,000
Professional fees     2,042,000 3,230,000 7,487,000 7,251,000
Employee retention and severance
    programs and related payroll
    taxes and employee benefits 1,294,000         - 3,494,000
-
Loss from store operations related
    to store closing sales and inventory
        write-downs   7,646,000 2,300,000 7,794,000 2,300,000
Other                 2,160,000 1,047,000 5,479,000 3,213,000
Interest Income        (21,000) (107,000) (668,000) (869,000)
             ----------------------------------------------------
---          ------------------
                    $16,158,000$  6,470,000$28,446,000$33,871,000
                    =============================================

          Inventory write-downs of $7,143,000 included in reorganization costs for fiscal 1996 represent markdowns related to merchandise categories and styles discontinued as a result of inventory repositioning in the third quarter.

5.   INCOME TAX BENEFIT

          No income tax benefit has been recorded for the third quarter and first nine months of fiscal 1996, as the Company has exhausted its available net operating loss carrybacks permitted under the federal and state tax codes. The benefit of net operating loss carryforwards will be reflected in future periods when it becomes more likely than not that the benefit will be realized.

6.   SUBSEQUENT EVENTS

          Subsequent to October 28, 1995, the Company determined to close approximately 375 underperforming stores and convert approximately 40 other stores from their existing concepts to other concepts operated by the Company. Included in the store closings and conversions is the elimination of the Chess King concept. The store closings will result in rejection of leases, where appropriate, producing additional liabilities subject to compromise of approximately $24,000,000. Write-off of leasehold improvements, fixtures and equipment associated with these closings is estimated at $25,000,000. Store closings will occur primarily in the months of December and January and will result in reductions of personnel in the home office and store operations commensurate with the reduction in operational demands. Total severance amounts payable to personnel due to these reductions are estimated to be not more than $5,000,000. Amounts related to these transactions will be recorded as fourth quarter events.

Item 2.        Management's Discussion and Analysis of Results of
          Operations and Financial Condition

MANAGEMENT'S DISCUSSION AND ANALYSIS

          The Company is a national specialty retailer of contemporary fashion for young men and women. As of October 28, 1995, the Company operated 951 stores in 43 states and Washington, D.C. The following discussion explains material changes in the results of operations comparing the third quarter and first nine months of fiscal years 1996 and 1995 and significant developments affecting the Company's financial condition since the end of fiscal 1995.

CHAPTER 11 REORGANIZATION

          On January 11, 1994, the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 in the U.S. Bankruptcy Court for the District of Maryland, Baltimore Division (the "Court"). During fiscal 1996 and 1995, various other subsidiaries of the Company filed voluntary petitions for relief under Chapter 11. The Company and such subsidiaries are presently operating their businesses as debtors-in-possession under the jurisdiction of the Court.

          On February 23, 1995, the Company and its official creditors' and equity committees (collectively the "Plan Proponents") filed a Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). Among the conditions to the confirmation of the Plan was a requirement that notice for a confirmation hearing be given no later than September 5, 1995.
As notice was not given by this deadline and the Plan was not confirmed by the October 2, 1995 deadline, the Plan will not be confirmed as filed. The Company's ability to emerge from Chapter 11 protection depends on the development and confirmation of a plan of reorganization (or modification of the initial Plan) which depends on, among other things, the successful implementation and validation of a business plan, the availability of adequate financing on acceptable terms and the acceptance of the plan by the numbers and amounts of impaired prepetition creditors and stockholders required by the Bankruptcy Code. The Company and the principal creditor and stockholder constituencies (the "Stakeholders") in the Chapter 11 proceeding have entered into a Stipulation, approved by the Court on August 31, 1995, in which the Company and the Stakeholders agreed not to file, support or prosecute any disclosure statement, any plan of reorganization, any motion concerning substantive consolidation or any motion to convert to Chapter 7 or to dismiss any of the Company's or its subsidiaries' Chapter 11 cases, until January 31, 1996. The Court has also extended the time for filing a disclosure statement until January 31, 1996 and, except as to Stakeholders, has extended the period during which the Company has the exclusive right to solicit acceptances of a plan of reorganization until March 31, 1996. The Company expects to have further discussions with its Stakeholders concerning the Chapter 11 cases prior to January 31, 1996. If no plan of reorganization is ever successfully implemented, the Company would be liquidated. A failure to successfully implement a plan of reorganization would have a material adverse effect on the value of the claims of creditors and stockholders' in the Company.

          The Company has an agreement with certain landlords that any store which the Company leases from such landlords which was not closed by September 17, 1995 will remain open through December 31, 1995 and the Company will pay rent through January 31, 1996.

          Subsequent to October 28, 1995, the Company determined to close approximately 375 underperforming stores and convert approximately 40 other stores from their existing concepts to other concepts operated by the Company. Included in the store closings and conversions is the elimination of the Chess King concept. The store closings will result in rejection of leases, where appropriate, producing additional liabilities subject to compromise of approximately $24,000,000. Write-off of leasehold improvements, fixtures and equipment associated with these closings is estimated at $25,000,000. Store closings will occur primarily in the months of December and January and will result in reductions of personnel, in the home office and in store operations, commensurate with the reduction in operational demands. Total severance amounts payable to personnel due to these reductions are estimated to be not more than $5,000,000. Amounts related to these transactions will be recorded as fourth quarter events.

RESULTS OF OPERATIONS

          The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and the factors identified below, realization of assets and satisfaction of liabilities is subject to uncertainty. A resolution to the Chapter 11 case could materially change the amounts reported in the consolidated financial statements, which do not give effect to all adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of such a resolution. The ability of the Company to continue as a going concern is dependent on, among other things, future profitable operations, continued timely flow of merchandise inventory, the ability to generate adequate levels of sales and sufficient cash from operations to maintain financing sources to meet current and future obligations, including debtor-in-possession financing agreements and vendor and factor trade credit, renewal of desirable store leases, and development and confirmation of an acceptable plan of reorganization, including post-effective date financing, none of which can be assured.

          The Company recently announced certain store closings, including the elimination of the Chess King concept (see above). The Company may take other measures aimed at increasing liquidity or enabling the Company to continue as a going concern, including, but not limited to, additional store closings or conversions, disposition of certain assets, amending its financing arrangements, further downsizing, expense reduction and other appropriate actions.

Net Sales - Net sales decreased $44.2 million or 22.2% and $142.4 million or 26.2% in the third quarter and first nine months of fiscal 1996 compared to the third quarter and first nine months of fiscal 1995. The decreases were due to several factors including the closing of 436 and 60 stores during fiscal 1995 and 1996, respectively, resulting in decreases of 22.8% and 26.5% in the weighted average number of stores open during the third quarter and first nine months of fiscal 1996, respectively. In addition, sales per selling square foot decreased from approximately $61 and $156 in the third quarter and first nine months of fiscal 1995 to approximately $59 and $152 in the third quarter and first nine months of fiscal 1996. With the transition of the Company's top management from Meridian Ventures to a permanent CEO, certain merchandising decisions have been made with regard to styles and quality to be carried, which management believes will improve the focus and performance of each concept. The decrease in sales is attributable to highly competitive and promotional market conditions in the retail apparel industry, lower than desirable inventory levels in the first nine months of fiscal 1996, and the continuing effects of the merchandising transition in the stores.

          Comparable store sales decreased 11.3% and 11.9% in the third quarter and first nine months of fiscal 1996 as a result of certain factors described above.

          Sales for the four weeks ended November 25, 1995 were $46.9 million compared to $64.6 million in the same period last year, a decline of 27%. The number of stores operated at the end of November decreased 22% compared to the prior year. Same store sales for the month decreased 16%.

Cost of Sales, Buying and Occupancy - Cost of sales, buying and occupancy decreased $32.1 million or 20.8% and $105.8 million or 24.1% in the third quarter and first nine months of fiscal 1996 compared to the third quarter and first nine months of fiscal 1995. As a percentage of net sales, these costs were 78.8% and 83.0% for the third quarter and first nine months of fiscal 1996, compared to 77.4% and 80.7% for the comparable periods in fiscal 1995. The costs as a percentage of net sales increased in fiscal 1996 primarily due to the lower sales productivity discussed above.

Selling and Administrative Expenses - Selling and administrative expenses decreased $17.3 million or 32.9% and $49.6 million or 32.1% in the third quarter and first nine months of fiscal 1996 compared to the third quarter and first nine months of fiscal 1995. Selling and administrative expenses as a percentage of net sales were 22.7% and 26.1% in the third quarter and first nine months of fiscal 1996 compared to 26.3% and 28.4% in fiscal 1995. The decrease in these expenses in fiscal 1996 is the result of store closings and management's efforts to bring selling and administrative costs in line with current sales volumes. These efforts have resulted in expense reductions in store operations, the corporate office and the distribution center.

Interest Expense, Net - Interest expense was $740,000 for the third quarter and $1.7 million for the first nine months of fiscal 1996 versus $503,000 and $1.2 million for the comparable periods in fiscal 1995. Interest income was $2,000 and $52,000 for the third quarter and first nine months of fiscal 1996 versus $17,000 and $337,000 for the comparable periods in fiscal 1995.

Under the Code, prepetition liabilities generally do not continue to accrue interest unless the debt is collateralized by assets having current fair market values in excess of the amount of the debt. Therefore, interest has not been accrued on any of the Company's prepetition obligations except for a $10 million note payable secured by the headquarters and distribution center facility. Interest income in the amount of approximately $21,000 and $668,000 in the third quarter and first nine months of fiscal 1996, and $107,000 and $869,000 in the third quarter and first nine months of fiscal 1995 has been classified as a reduction in reorganization costs in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".
Reorganization Costs - Costs associated with reorganization under Chapter 11 protection in the third quarter and first nine months of fiscal 1996 and 1995, included:

                      Three Months Ended  Nine Months Ended
                    ----------------------------------------
----------------------------------------
                    Oct. 28, 1995  Oct. 29, 1994  Oct. 28, 1995
Oct. 29, 1994
                    -----------------   -----------------   -----
------------   -----------------

Write-off of leasehold improvements
    and fixtures associated with
    closed stores$1,287,000$                   - $2,810,000 $
14,625,000
Estimated lease rejection claims1,750,000   - 2,050,000
7,351,000
Professional fees2,042,000 3,230,000 7,487,000 7,251,000
Employee retention and severance
    programs and related payroll
    taxes and employee benefits1,294,000    - 3,494,000     -
Loss from store operations related
    to store closing sales and inventory
    write-downs  7,646,000 2,300,000 7,794,000 2,300,000
Other            2,160,000 1,047,000 5,479,000 3,213,000
Interest income    (21,000) (107,000)(668,000) (869,000)
        ------------------ -------------------- -----------------
-       ------------------
               $16,158,000 6,470,000 $28,446,000 33,871,000
               =========== ============ =========== ===========

The Company anticipates that it will incur additional reorganization costs for the remainder of its Chapter 11 reorganization.

Income tax benefit - No income tax benefit has been recorded for the third quarter and first nine months of fiscal 1996, as the Company has exhausted its available net operating loss carrybacks permitted under the federal and state tax codes. The benefit of net operating loss carryforwards will be reflected in future periods when it becomes more likely than not that the benefit will be realized.

Net loss - The net loss was $19.2 million and $66.4 million in the third quarter and first nine months of fiscal 1996 as compared to $10.3 million and $72.3 million in the third quarter and first nine months of fiscal 1995. The increase in net loss for the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 is due to decreased sales productivity and income tax benefits and increased reorganization costs, offset in part by reduced selling and administrative costs. The decrease in net loss for the first nine months of fiscal 1996 compared to fiscal 1995 is due to decreased selling and administrative costs and reorganization costs offset in part by decreased sales productivity and income tax benefits.

Earnings before interest, income taxes, depreciation, amortization and reorganization costs (EBITDA), supplemental financial information generally reported by debtors-in-possession, were positive $3.7 million and negative $17.7 million in the third quarter and first nine months of fiscal 1996 compared to negative $524,000 and negative $23.2 million in the third quarter and first nine months of fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the first nine months of fiscal 1996 was approximately $79.6 million compared to $93.5 million for the first nine months of fiscal 1995. Property and equipment expenditures were $2.3 million in the first nine months of fiscal 1996 compared to $11.8 million for the first nine months of fiscal 1995. The capital expenditures for fiscal 1996 and fiscal 1995 were principally for store openings and remodelings.

     The Company currently contemplates that it will make capital expenditures of up to $2.0 million during the remainder of fiscal
1996, including store remodels and conversions.

     As of November 25, 1995, the Company's cash in banks plus unused availability on its Debtor-in-Possession facility was approximately $29.7 million.

DEBTOR-IN-POSSESSION FINANCING

     The Company and two of its subsidiaries, MGR Distribution Corporation, and Worths Stores Corp., as Borrowers, (the "Borrowers") are parties to a Debtor-in-Possession Credit Agreement (the "Credit Agreement") with General Electric Capital Corporation and Citicorp USA, as co-agents (the "Co-Agents") and the lenders named therein (the "Lenders"). Proceeds are for working capital and other general corporate purposes.

     The Credit Agreement permits borrowings, in the forms of cash, documentary letters of credit and standby letters of credit, of up to the lesser of $90,000,000 or the "Borrowing Base" defined below. Letters of credit are further limited to the lesser of $75,000,000 for commercial letters of credit ("Commercial Letters of Credit") and $15,000,000 for standby letters of credit ("Standby Letters of Credit") or the Borrowing Base. The Credit Agreement expires on the earlier of (i) October 15, 1996, (ii) the effective date of a plan of reorganization, or
(iii) the date of termination of the Lenders' commitments pursuant to an "Event of Default" as defined in the Credit Agreement.

     The "Borrowing Base" is an amount equal to the product of the applicable "Advance Percentage" multiplied by the "Eligible Inventory" (defined in the Credit Agreement) determined, from time to time, at the lower of cost using the retail method or market. For September, October and November 1995, the Advance Percentage is 55%; the remainder of the year it is 50%. The Advance Percentage for the fiscal 1996 holiday season was increased pursuant to a recent amendment (see below). The Co-Agents shall be entitled, at any time, to (i) establish, increase or decrease reserves (including a seasonal reserve from December 1, 1995 through February 28, 1996) against Eligible Inventory or the Borrowing Base, and (ii) impose additional requirements on eligibility of inventory.

     Each borrowing bears interest at a rate per annum equal to a specified variable rate (the "Base Rate"), plus one and one-half percent (1.5%). As of November 25, 1995 the rate was 10.25% per annum.

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

     All obligations under the Credit Agreement constitute allowed administrative expense claims in the Chapter 11 cases against the Company and the subsidiaries of the Company which have guaranteed the debt, with priority under Section 364(c)(1) of the Bankruptcy Code over all other administrative expenses of the kind specified or ordered pursuant to any provision of the Bankruptcy Code, subject to certain limited exceptions.
Repayment of amounts outstanding pursuant to, or otherwise payable under, the Credit Agreement are secured by a first priority lien in substantially all of the assets of the Company and certain of its subsidiaries, and by a second priority lien on the Company's headquarters and distribution center (collectively, the "Collateral").

     The Credit Agreement requires compliance with certain financial covenants, including with respect to (i) "Consolidated Adjusted EBITDA", (ii) the ratio of "Consolidated Adjusted EBITDA" to "Consolidated Fixed Charges," and (iii) "Consolidated Net Worth," each as defined in the Credit Agreement, and with certain other covenants, including with respect to maintenance of a cash management system, indebtedness, guarantees, liens, capital expenditures, investments, dividends, asset dispositions, and maximum restructuring fees and disbursements. In the Amendment (as defined below), the Lenders agreed to a limited waiver of compliance with the Consolidated Adjusted EBITDA covenant for the third fiscal quarter and the Consolidated Net Worth covenant up to the end of the fourth fiscal quarter and to an amendment of certain covenants to accommodate the recently announced store closings (see note 6). The amendment also requires that Borrowing Base minus Total Utilization of Commitments (as defined under the Credit Agreement) (other than amounts available under the Term Loan, as defined below) plus cash in the Collection Account (as defined under the Credit Agreement), be not less than $10,000,000 at any time during the period from January 18 through January 31, 1996. In view of the Company's recent operating results and decision to close stores, the Company expects not to be in compliance with certain covenants when measured in or as of the end of the fourth fiscal quarter. The Company expects to engage in further discussions with the Lenders to amend, or obtain a waiver of compliance with, covenants. There is no assurance, however, that such an amendment or waiver will be obtained.

     In response to adverse retail conditions, which have had an impact on sales for many retailers, including the Company, and in view of the Company's recent operating results, certain factors and vendors have reduced the availability of trade credit. Consequently, early in November 1995, in order to help ensure timely merchandise receipts for the holiday season, the Company sought additional credit and availability under the Credit Agreement. Pursuant to a previously announced amendment (the "Amendment"), the Advance Percentage for the period from November 10 through December 22, 1995 was increased to 60%, subject to a maximum increase in the Borrowing Base of $7,500,000. The amendment also provides for term loans from Belmont Capital Partners (II), LP, which, along with certain of its affiliates, is a significant unsecured creditor of the Company (the "Term Loan Lender"), in the principal amount of up to $15,000,000 (the "Term Loan"). Of the Term Loan, $7,500,000 has been advanced to the Company. The Company may request an additional borrowing of up to $7,500,000 under the

Term Loan, to be made in the Term Loan Lender's sole discretion. The Term Loan bears interest at a rate per annum equal to the
Base Rate plus 4%.   The Company paid fees of approximately
$450,000 in connection with the Amendment and additional interest equal to 2% of the amount of any advance under the Term Loan.

     The Term Loan matures on January 17, 1996, but may be repaid only if (i) no Event of Default under the Credit Agreement exists as of that date as a result of the Company's failure to pay any installment of principal or interest on any loan when due and
(ii) the Borrowing Base minus Total Utilization of Commitments (other than amounts available under the Term Loan) plus cash on hand irrespective of outstanding checks, exceeds $10,000,000, after giving effect to the repayment of the Term Loan. Amounts not repaid on the maturity date will bear interest at a default rate of 14% per annum. The Term Loan was otherwise made on substantially the same terms and conditions set forth in the Credit Agreement for non Term Loan advances, and repayment of amounts due under the Term Loan is secured by the Collateral on a basis subordinated to the rights of the Lenders.

     The Company's net operating loss for fiscal 1995 was carried back to prior fiscal years, resulting in refundable Federal and state income taxes paid in such years. In May, 1995 the Company received refunds of Federal income taxes in the aggregate amount of approximately $19.5 million.

     In view of the Chapter 11 reorganization and the Company's operating results, there is uncertainty with respect to the Company's liquidity. The Company believes that at the present time its working capital, including cash on hand, cash management measures, anticipated cash provided by operating activities, factor and vendor trade credit and debtor-in-possession financing should enable the Company to meet its immediate liquidity requirements. However, any change in the current status of these or other items affecting the Company, including continuing adverse operating results, a further reduction in vendor or factor trade credit or loss or inadequacy of debtor-in-possession financing could have a materially adverse effect on the Company's liquidity its operations and its ability to continue as a going concern.

Part II:  Other Information

     Item 6.        Exhibits and Reports on Form 8-K
          (a)  Exhibits

          Number         Description
          27             Financial Data Schedule

          (b)  Reports on Form 8-K
                                             The Company filed a
                         report on Form 8-K dated November 13,
                         1995 reporting the amendment of its
                         Debtor-in-Possession Financing
                         arrangement and store closing.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MERRY-GO-ROUND ENTERPRISES, INC.

DATE  December 12, 1995                      /s/  Isaac Kaufman
                                   Isaac Kaufman
                                   Executive Vice President,
Chief Financial
                                   Officer, Secretary and
Treasurer
                                   (Principal Financial Officer)